Form 10-Q
period 1995-09-30
CURBSTONE ACQUISITION CORP
filed 1996-07-12
CIK 846005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED:   SEPTEMBER 30, 1995;  OR

         [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _________ TO __________

         COMMISSION FILE NUMBER:  33-26750

                           CURBSTONE ACQUISITION CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                               75-2254743
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

3900 PARADISE ROAD, SUITE 263, LAS VEGAS, NEVADA             89109
 (Address of principal executive offices)                  (Zip Code)

                                 (702) 734-8721
              (Registrant's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On September 30, 1995, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and changes in its financial position from inception through September 30, 1995 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

    Not required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not required.

ITEM 5.  OTHER INFORMATION.

    Not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) With the exception of the Unaudited Financial Statements for the period covered by this report which are attached hereto, no other exhibits have been filed with this Form 10-Q.

         (b) No reports on Form 8-K were filed during the quarter for which this report covers.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                           CURBSTONE ACQUISITION CORP.
                                                  (REGISTRANT)

 Date: July 1, 1996                        \S\ Thomas Hantges
                                           ------------------
                                           By:  Thomas Hantges
                                               President

Date: July 1, 1996                         \S\ Thomas R. Brooksbank
                                           ------------------------
                                           By: Thomas R. Brooksbank
                                               Chief Financial Officer

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       Sept. 30,   Dec. 31,
                                                        1995        1994
                                                       --------    -------
Assets                                                     (Unaudited)
Cash                                                   $      -    $     -
                                                       --------    -------

                  Total Assets                         $      -    $     -
                                                       ========    =======



Liabilities and Stockholders' Equity

Stockholders' Equity:
         Preferred stock, $1.00 par value
           1,000,000 shares authorized, none
           issued & outstanding                               -          -

         Common stock, $.0001 par value 50,000,000
           shares authorized, 1,100,000 issued &
       outstanding in 1994, 1,325,000 issued
           & outstanding in 1995                       $     85   $     85

         Additional paid-in capital                      15,940     15,940

         Deficit accumulated during development stage   (16,025)   (16,025)
                                                       --------    -------

                  Total liabilities and
                    stockholders' equity               $      -    $     -
                                                       ========    =======



Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements.

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                          November 29,
                                                                              1988
                                           Nine Months Ended             (Inception) to
                                       September 30, September 30,        September 30,

                                           1995          1994                  1995
                                       ------------  ------------         ------------
REVENUES:                              $          -  $          -         $          -
                                       ------------  ------------         ------------

EXPENSES:
   General and administrative                     -             -               16,025
                                       ------------  ------------         ------------

      Net loss                         $          -  $          -         $    (16,025)
                                       ============  ============         ============
Net loss per common share              $          -  $          -         $      (.012)
                                       ============  ============         ============

Weighted average common
 shares outstanding                       1,325,000     1,100,000            1,325,000
                                       ============  ============         ============

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                              Accumulated
                                            Number                Additional    Deficit
                                              of                    Paid        During
                                            Common                   in       Development
                                            Shares      Amount     Capital       Stage        Total
                                          ----------    ------    --------     ---------     ------
BALANCE, NOVEMBER 29, 1988                         -    $    -   $       -     $       -     $    -
  Net loss, 1988                                   -         -           -             -          -
                                          ----------    ------    --------     ---------     ------
BALANCE, DECEMBER 31, 19                           -         -           -             -          -
  Stock Issued January 25, 1989              500,000        50       3,200        (6,000)    (2,750)
  Stock issued under stock bonus plan        250,000         -           -             -          -
  Stock issued for converted debentures      250,000        25       3,725             -      3,750
  Net Loss, 1989                                   -         -           -          (880)      (880)
                                          ----------    ------    --------     ---------     ------
BALANCE, DECEMBER 31, 1989                 1,000,000        75       6,925        (6,880)       120
  Net Loss, 1990                                   -         -           -          (120)      (120)
                                          ----------    ------    --------     ---------     ------
BALANCE, DECEMBER 31, 1990,
1991, 1992 AND 1993                        1,000,000        75       6,925        (7,000)         -
  Stock issued for legal fees                100,000        10       4,990             -      5,000
  Additional paid in capital
    for accounting fees                            -         -       4,025             -      4,025
  Net loss, 1994                                   -         -           -        (9,025)    (9,025)
                                          ----------    ------    --------     ---------     ------
BALANCE, DECEMBER 31, 1994                 1,100,000        85      15,940       (16,025)         -
  Additional paid in Capital
    issued for directors' fees               225,000         -           -             -          -
                                          ----------    ------    --------     ---------     ------
BALANCE, SEPTEMBER 30, 1995                1,325,000    $   85    $ 15,940     $ (16,025)    $    -
                                          ==========    ======    ========     =========     ======

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                                    November 29,
                                                                                       1988
                                                        Nine Months Ended          (Inception) to
                                                   September 30,  September 30,     September 30,
                                                       1995          1994              1995
                                                     -------      ---------         ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                             $     -      $      -          $ (16,025)
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Issuance of stock for cash and services                 -              -             8,250
                                                     -------      ---------         ---------
     Net cash used in operating activities                 -              -            (7,775)

CASH FLOWS USED IN INVESTING ACTIVITIES:                   -              -                 -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional paid in capital                              -              -             4,025
   Proceeds from issuance of Convertible                   -              -             3,750
    Debentures                                       -------      ---------         ---------


     Net cash provided by financing
      activities                                           -              -             7,775
                                                     -------      ---------         ---------
Net increase (decrease) in cash                      $     -      $       -         $       -
