Form 10-Q
period 1996-03-31
CURBSTONE ACQUISITION CORP
filed 1996-07-26
CIK 846005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)

     [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR QUARTER ENDED:   MARCH 31, 1996;  OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD ________________ TO _______________

     COMMISSION FILE NUMBER:  33-26750

                           CURBSTONE ACQUISITION CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              75-2254743
- -------------------------------                          -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



3900 Paradise Road, Suite 263, Las Vegas, Nevada                    89109
- ------------------------------------------------             ------------------
(Address of principal executive offices)                         (Zip Code)

                                 (702) 734-8721
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On March 31, 1996, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and changes in its financial position from inception through March 31, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         March. 31,    Dec. 31,
                                                           1996          1995
                                                         ----------    --------
                                                        (Unaudited)

Assets

Cash                                                      $    -       $    -
                                                          --------     --------

         Total Assets                                     $    -       $    -
                                                          ========     ========


Liabilities and Stockholders' Equity

Stockholders' Equity:
      Preferred stock, $1.00 par value
         1,000,000 shares authorized, none
         issued & outstanding

     Common stock, $.0001 par value 50,000,000
         shares authorized, 1,325,000 issued
         & outstanding                                    $     85     $     85

      Additional paid-in capital                          $ 15,940     $ 15,940

      Deficit accumulated during development stage         (16,025)     (16,025)
                                                          --------     --------

      Total liabilities and stockholders' equity          $    -       $    -
                                                          ========     ========





Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)

                                                                        November 29,
                                                                            1988
                                               Three Months Ended      (Inception) to
                                             March 31,    March 31,       March 31,
                                               1996          1995           1996
                                            ----------   -----------     -----------

REVENUES:                                   $      -     $       -       $       -
                                            ----------   -----------     -----------
EXPENSES:
   General and administrative                      -             -            16,025
                                            ----------   -----------     -----------

      Net loss                              $      -     $       -       $   (16,025)
                                            ==========   ===========     ===========

Net loss per common share                   $      -     $       -       $     (.012)
                                            ==========   ===========     ===========
Weighted average common
    shares outstanding                       1,325,000     1,100,000       1,325,000
                                            ==========   ===========     ===========

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                           NUMBER                ADDITIONAL    DEFICIT
                                             OF                     PAID       DURING
                                           COMMON                    IN      DEVELOPMENT
                                           SHARES      AMOUNT      CAPITAL      STAGE        TOTAL
                                          ---------   ---------  ----------  -----------   ---------
BALANCE, NOVEMBER 29, 1988                      -     $     -     $     -     $     -      $     -

  Net loss, 1988                                -           -           -           -            -
                                          ---------   ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1988                      -           -           -           -            -

  Stock Issued January 25, 1989             500,000          50       3,200      (6,000)      (2,750)

  Stock issued under stock bonus plan       250,000         -           -           -            -

  Stock issued for converted debentures     250,000          25       3,725         -          3,750

  Net loss, 1989                                -           -           -          (880)        (880)
                                          ---------   ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1989                1,000,000          75       6,925      (6,880)         120

   Net loss, 1990                               -           -           -          (120)        (120)
                                          ---------   ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1990, 1991,
   1992 AND 1993                          1,000,000          75       6,925      (7,000)         -

  Stock issued for legal fees               100,000          10       4,990         -          5,000

  Additional paid in capital
    for accounting fees                         -           -         4,025         -          4,025

  Net loss, 1994                                -           -           -        (9,025)      (9,025)
                                          ---------   ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1994                1,100,000          85      15,940     (16,025)         -

  Additional paid in Capital
    issued for directors' fees              225,000         -           -           -            -
                                          ---------   ---------   ---------   ---------    ---------

BALANCE DECEMBER 31, 1995                 1,325,000          85      15,940     (16,025)         -

  Net loss, 1996                                -           -           -           -            -
                                          ---------   ---------   ---------   ---------    ---------

BALANCE, MARCH 31, 1996                   1,325,000   $      85   $  15,940   $ (16,025)   $     -
                                          =========   =========   =========   =========    =========

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)

                                                                          November 29,
                                                                              1988
                                                  Three Months Ended     (Inception) to
                                                 March 31,   March 31,      March 31,
                                                   1996        1995           1996
                                                ----------   ---------   --------------

NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $    -       $     -       $(16,025)
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

   Issuance of stock for cash and services           -             -          8,250
                                                --------     ---------     --------
     Net cash used in operating activities           -             -         (7,775)

CASH FLOWS USED IN INVESTING ACTIVITIES:             -             -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional paid in capital                        -             -          4,025

   Proceeds from issuance of Convertible
     Debentures                                       -             -          3,750
                                                --------     ---------     --------
    Net cash provided by financing
      activities                                     -             -          7,775
                                                --------     ---------     --------
Net increase (decrease) in cash                 $    -       $     -       $    -
                                                ========     =========     ========

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   No exhibits have been filed with this Form 10-Q.

         (b)   With the exception of the Current Report on Form 8-K dated
March 16, 1996, filed with the Commission on April 8, 1996, no other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                              CURBSTONE ACQUISITION CORP.
                                                      (REGISTRANT)


Date: July 10, 1996                          \S\ Thomas Hantges
                                             ----------------------------------
                                             By:  Thomas Hantges
                                                  President



Date: July 10, 1996                          \S\ Thomas R. Brooksbank
                                             ----------------------------------
                                             By: Thomas R. Brooksbank
                                                 Chief Financial Officer