Form 10-Q
period 1996-06-30
CURBSTONE ACQUISITION CORP
filed 1996-07-26
CIK 846005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED:   JUNE 30, 1996;  OR

         [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _________ TO __________

         COMMISSION FILE NUMBER:  33-26750

                           CURBSTONE ACQUISITION CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                  75-2254743
      -------------------------------                 ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

4180 La Jolla Village Drive, Suite 500, La Jolla, CA 92037        92037
- ----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

                                 (619) 457-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             3900 Paradise Road, Suite 263, Las Vegas, Nevada, 9109
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On June 30, 1996, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and changes in its financial position from inception through June 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                              June 30,         Dec. 31,
                                                                1996             1995
                                                              --------         ---------
                                                             (Unaudited)

Assets
- ------
Cash                                                         $      --         $       --
                                                             ---------         ----------

         Total Assets                                        $      --         $       --
                                                             ---------         ----------

Liabilities and Stockholders' Equity
- ------------------------------------

Accrued Liabilities                                          $   5,058         $
                                                             ---------         ----------

                  Total Liabilities                          $   5,058         $       --
                                                             ---------         ----------

Stockholders' Equity:
      Preferred stock, $1.00 par value
         1,000,000 shares authorized, none
         issued & outstanding
     Common stock, $.0001 par value 50,000,000
         shares authorized, 1,325,000 issued
         & outstanding                                       $      85         $       85

      Additional paid-in capital                             $  15,940         $   15,940

      Deficit accumulated during development stage             (21,083)           (16,025)
                                                             ---------         ----------

      Total liabilities and stockholders' equity             $  (5,058)        $       --
                                                             ---------         ----------


Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                  November 29,
                                                                    1988
                                      Six Months Ended           (Inception) to
                                  June 30,       June 30,         June 30,
                                   1996           1995              1996
                                ----------      ---------         -----------
REVENUES:                       $      --       $      --         $        --
                                ----------      ---------         -----------

EXPENSES:
   General and administrative   $    5,058              --              21,083
                                ----------      ----------         -----------


      Net loss                  $   (5,058)     $      --          $   (21,083)
                                ==========      ==========         ===========

Net loss per common share       $    (.004)     $      --          $     (.016)
                                ==========      ==========         ===========

Weighted average common
    shares outstanding           1,325,000       1,100,000           1,325,000
                                ==========      ==========         ===========

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                              ACCUMULATED
                                                 NUMBER                     ADDITIONAL          DEFICIT
                                                   OF                          PAID              DURING
                                                 COMMON                         IN            DEVELOPMENT
                                                 SHARES         AMOUNT        CAPITAL            STAGE             TOTAL
BALANCE, NOVEMBER 29, 1988                             --       $   --        $     --         $      --          $    --

  Net loss, 1988                                       --           --              --                --               --
                                                ---------       ------        --------         ---------          -------

BALANCE, DECEMBER 31, 1988                             --           --              --                --               --

  Stock Issued January 25, 1989                   500,000           50           3,200            (6,000)          (2,750)

  Stock issued under stock bonus plan             250,000           --              --                --               --

  Stock issued for converted debentures           250,000           25           3,725                --            3,750

  Net loss, 1989                                       --           --              --              (880)            (880)
                                                ---------       ------        --------         ---------          -------

BALANCE, DECEMBER 31, 1989                      1,000,000           75           6,925            (6,880)             120

   Net loss, 1990                                      --           --              --              (120)            (120)
                                                ---------       ------        --------         ---------          -------

BALANCE, DECEMBER 31, 1990, 1991,
  1992 AND 1993                                 1,000,000           75           6,925            (7,000)              --
  Stock issued for legal fees                     100,000           10           4,990                --            5,000

  Additional paid in capital
    for accounting fees                                --           --           4,025                --            4,025

  Net loss, 1994                                       --           --              --            (9,025)          (9,025)
                                                ---------       ------        --------         ---------          -------

BALANCE, DECEMBER 31, 1994                      1,100,000           85          15,940           (16,025)              --
  Additional paid in Capital
    issued for directors' fees                    225,000           --              --                --               --
                                                ---------       ------        --------         ---------          -------

BALANCE DECEMBER 31, 1995                       1,325,000           85          15,940           (16,025)              --

  Net loss, 1996                                       --           --              --            (5,058)          (5,058)
                                                ---------       ------        --------         ---------          -------

BALANCE, JUNE 30, 1996                          1,325,000       $   85        $ 15,940         $ (21,083)         $(5,058)
                                                =========       ======        ========         =========          =======

                           CURBSTONE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 29, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                            November 29,
                                                                               1988
                                                    Six Months Ended        (Inception) to
                                                   June 30,     June 30,       June 30,
                                                    1996         1995           1996
                                                   -------       ------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                           $(5,058)      $   --      $(21,083)
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Issuance of stock for cash and services              --           --         8,250
                                                   -------       ------      --------
   Increase (decrease) in:
    Accrued liabilities                              5,058           --         5,058
                                                   -------       ------      --------
       Net cash used in operating activities            --           --        (7,775)

CASH FLOWS USED IN INVESTING ACTIVITIES:                --           --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Convertible
    Debentures                                          --           --         7,775
                                                   -------       ------      --------

Net increase (decrease) in cash                    $    --       $   --      $     --
                                                   =======       ======      ========

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

     (b) No other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                       CURBSTONE ACQUISITION CORP.
                                              (REGISTRANT)

 Date: July 24, 1996                   \S\ Thomas Hantges
                                       ---------------------------
                                       By: Thomas Hantges
                                           President

Date: July 24, 1996                    \S\ Thomas R. Brooksbank
                                       ---------------------------
                                       By: Thomas R. Brooksbank
                                           Chief Financial Officer