Form 10-Q
period 1996-09-30
CURBSTONE ACQUISITION CORP
filed 1996-11-12
CIK 846005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:   September 30, 1996;  or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number:  33-26750

                           CURBSTONE ACQUISITION CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                           75-2254743
----------------------------                      ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identifciation No.)

4180 La Jolla Village Drive, Suite 500, La Jolla, CA                     92037
-----------------------------------------------------             -------------
 (Address of principal executive offices)                           (Zip Code)

                                 (619) 457-3800
               --------------------------------------------------
              (Registrant's telephone number, including area code)

             3900 Paradise Road, Suite 263, Las Vegas, Nevada, 89109
          ----------------------------------------------------------
         (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1996, there were 2,185,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and changes in its financial position from inception through September 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                  September 30,       Dec. 31,
                                                     1996              1995
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $   7,072           $    --
Due from related party                            $     281           $    --
                                                  -----------         ----------
 Total Assets                                     $   7,353           $    --
                                                  -----------         ----------

Liabilities and Stockholders' Equity
------------------------------------

Stockholders' Equity:
     Preferred stock, $1.00 par value
          1,000,000 shares authorized, none
          issued & outstanding                            -                 -

     Common stock, $.0001 par value 50,000,000
          shares authorized, 2,185,000 issued
          & outstanding                           $     171           $     85

     Additional paid-in capital                   $  30,454           $ 15,940

     Deficit accumulated during
     development stage                           (   23,272)          ( 16,025)
                                                  ----------          ---------

                                                 (    7,353)          (    --  )
                                                 -----------          ----------

Total liabilities and stockholders' equity        $   7,353           $    --
                                                  ===========         =========


     Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                                       3

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 29, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)


                                                                   November 29,
                                                                       1988
                                       Nine Months Ended         (Inception) to
                                   September 30,    September 30,  September 30,
                                       1996             1995          1996
                                   -------------    -------------  ------------
Revenues:                          $     --         $     --       $   4,100
                                   -------------    -------------  ------------

Expenses:
  General and administrative       $   7,247              --          23,272
                                   -------------    -------------  ------------

  Net loss                         $(  7,247 )      $     --       $( 23,272)
                                   -------------    -------------  ------------

Net loss per common share          $(   .003  )     $     --       $(   .011)
                                   -------------    -------------  ------------

Weighted average common
    shares outstanding             2,185,000        1,325,000      2,185,000
                                   =============    =============  ============


                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 29, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)

                                                             Accumulated
                          Number               Additional      Deficit
                           of                    Paid          During
                         Common                   in         Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ----------   ------
Balance,
November 29, 1988             -        -          -               -          -

Balance,
December 31, 1988        500,000      50        3,200         ( 6,000)  ( 2,750)

Stock issued
January 25, 1989
under stock bonus plan   250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

 Net loss 1989               -         -           -          (   880 )  (  880)
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        6,925         ( 6,880 )     120

 Net loss, 1990              -         -           -          (   120 )  (  120)
                        --------    -------     -------       ---------  -------

Balance,
December 31, 1990
1991, 1992 and 1993    1,000,000      75        6,925        ( 7,000 )       -

 Stock issued for
 legal fees              100,000      10        4,990             -       5,000

 Additional paid in
 capital for accounting
 fees                        -         -        4,025             -       4,025

 Net loss, 1994              -         -           -         ( 9,025 )  ( 9,025)
                        --------    --------    -------      ---------   -------

Balance,
December 31, 1994      1,100,000      85        15,940       (16,025 )       -

Additional paid in
Capital issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------

Balance
December 31, 1995      1,325,000      85        15,940       ( 16,025 )      -

Stock issued July
2, 1996                  200,000      20         1,980            -       2,000

Stock issued for
legal fees                60,000       6           594            -         600

Stock issued
September 15, 1996       600,000      60        11,940            -      12,000

Net loss, 1996               -         -           -         ( 7,247 )  ( 7,247)
                       ---------     -------    -------      ---------   -------

Balance,
September 30, 1996     2,185,000    $ 171       $30,454     $(23,272)   $(7,353)
                       =========    ========    =======      =========   =======

                                    5

                           CURBSTONE ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 29, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)


                                                                   November 29,
                                                                      1988
                                       Nine Months Ended         (Inception) to
                                   September 30,  September 30,   September 30,
                                        1996           1995           1996
                                    -------------  ------------    -------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(  7,247)     $     -         $( 23,272)
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Issuance of stock
   for cash and services                600             -             8,850
   (Increase) decrease in:
   Due to related pary                ( 281)            -          (    281)
                                   -------------  ------------    -------------

 Net cash used in operating
 activities                          ( 6,928)           -          ( 14,703)

Cash flows used in investing
activities:                              -              -                -

Cash flows from financing activities:
 Proceeds from stock
 and debenture issues                  14,000           -             21,775
                                   -------------  ------------    -------------

 Net cash provided by financing
  activities                           14,000           -             21,775
                                   -------------  ------------    -------------

Net increase (decrease) in cash    $    7,072     $     -         $    7,072
                                   -------------  ------------    -------------

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

                                            CURBSTONE ACQUISITION CORP.
                                                  (Registrant)



Date: November 8, 1996                       /s/ Thomas R. Brooksbank
                                             ------------------------
                                             By: Thomas R. Brooksbank
                                             Its:  President and
                                                   Chief Financial Officer



Date: November 8, 1996                       /s/ George G. Chachas
                                             ---------------------
                                             By: George G. Chachas
                                             Its: Secretary