Form 10-K
period 1996-12-31
CURBSTONE ACQUISITION CORP
filed 1997-03-27
CIK 846005

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended: December 31, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____ to ____
                  ---------------------------------------------

                        Commission File Number: 033-26750

                           CURBSTONE ACQUISITION CORP.
             ------------------------------------------------------
                Name of Registrant as specified in its charter)

       DELAWARE                                                 75-2254743
-------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                              Identification No.)

4180 La Jolla Village Drive, Suite 500, La Jolla, California      92037
------------------------------------------------------------   -----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (619) 457-3800

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

     As of December 31, 1996, there were 3,521,876 shares of the Registrant's Common Stock, $.0001 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant cannot be determined since there has been no market for such Common Stock during the past year.

===============================================================================

                          CURBSTONE ACQUISITION CORP.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 1996

                                      INDEX

                                                                         Page
                                                                         ----
                                     PART I

Item 1.   Business ..................................................      1

Item 2.   Properties ................................................      1

Item 3.   Legal Proceedings .........................................      1

Item 4.   Submission of Matters to a Vote of Security Holders .......      2


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters ........................................     3

Item 6.   Selected Financial Data ....................................     3

Item 7.   Management Discussion and Analysis of Financial Condition
          and Results of Operations ..................................     3

Item 8.   Financial Statements and Supplementary Data .................    4

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ....................................    4

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..........    14

Item 11.  Executive Compensation ......................................    15

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ..............................................    16

Item 13.  Certain Relationships and Related Transactions ..............    16

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K .................................................    17

          Signatures ..................................................    18

                                     PART I

Item 1.   THE BUSINESS

General

     The Registrant was incorporated under the laws of the State of Delaware on November 29, 1988, and issued 500,000 shares of its Common Stock, $.0001 par value (the "Common Stock") to TRIM-A-LAWN on January 23, 1989, for $1,000 cash. The Registrant was organized with a view toward (a) the distribution of the 500,000 shares of the Registrant's Common Stock to the shareholders of TRIM-A-LAWN and (b) the subsequent search for, location of and combination of the Registrant with a privately-held business enterprise. The Registrant has no current business operations, except for the activities of its officers, directors and consultants in searching for a potential combination partner. The Registrant has limited assets and no operating income. Since inception, the costs associated with the Registrant's search for a merger candidate have been and will be paid by the Registrant and by the officers and directors, on a discretionary basis. The Registrant's offices are located at 4180 La Jolla Village Drive, Suite 500, La Jolla, California 92037.

     The Registrant proposes to combine with an existing, privately-held company which is profitable and, in management's view, has growth potential (irrespective of the industry in which it is engaged). A combination may be structured as a merger, consolidation, exchange of the Registrant's Common Stock for stock or assets or any other form which will result in the combined enterprise's being a publicly-held corporation. The Registrant will pursue a combination with a company or business enterprise that satisfies its combination suitability standards by advertising in one or more newspapers or magazines to establish contact with, or by otherwise contacting, selected privately-held companies which are profitable and are believed to have growth potential. There are no assurances that management of the Registrant will be able to locate a suitable combination partner or that a combination can be structured on terms acceptable to the Registrant.

     Pending negotiation and consummation of a combination, the Registrant anticipates that it will have limited business activities, will have no significant sources of revenue and will incur no significant expenses or liabilities. If expenses are incurred and funds are necessary the Registrant may undertake a private placement of its common stock or borrow the necessary capital from its officers and directors. Should necessary funds be available, the Registrant will engage attorneys, accountants and/or other consultants to evaluate and assist in completing a potential combination.

Capital Expenditures

     The Registrant plans no significant expenditures.

Employees

     As of December 31, 1996 the Registrant had no full or part time employees.

ITEM 2.   PROPERTIES

     As of December 31, 1996 the Registrant did not own any property.

ITEM 3.   LEGAL PROCEEDINGS

     The Registrant is not a party to any material legal proceedings, nor to the
Registrant's   knowledge,   are  there  any  other  material  legal  proceedings
contemplated against it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, the Registrant held its 1996 Annual Meeting of Shareholders and submitted various matters to be voted on by the shareholders. The 1996 Annual Meeting of Shareholders was held on Tuesday, October 29, 1996, at 3:00 p.m., at 3900 Paradise Road, Suite 263, Las Vegas, Nevada, pursuant written notice. As of the Record Date, October 15, 1996, there were issued and outstanding 2,185,000 shares (pre-reverse split) of the Registrant's common stock entitled to vote at said annual meeting. There were present in person or by proxy 1,414,374 shares at said meeting. The matters submitted to the vote of the shareholders and the results of said vote are as follows:

     (1) Proposal No. 1 was the election of four (4) directors for the ensuing year and term ending December 31, 1997. The nominees for directors were, Thomas
R. Brooksbank, George G. Chachas, James E. Franklin and Joseph Milanowski. All four nominees were elected as directors to serve for the ensuing year with votes for the election of directors being cast as follows:


Nominees Name            Votes For           Votes Withheld
-------------            ------------        ----------------
Thomas R. Brooksbank     1,414,374           None

George G. Chachas        1,414,374           None

James E. Franklin        1,414,374           None

Joseph Milanowski        1,414,374           None


     (2) Proposal No. 2 was to ratify and approve the appointment of McBride & Reeves as independent auditors of the Registrant for the fiscal years 1996 and 1997. The shareholders approved the appointment of McBride & Reeves as independent auditors of the Registrant for the fiscal years 1996 and 1997, with 1,414,384 votes cast in favor of such appointment and no votes against or abstaining.

     (3) Proposal No. 3 was to ratify and approve the amendment and restatement of the Certificate of Incorporation in its entirety in order to correct the errors on the original Certificate of Incorporation and to eliminate the Registrant's class of preferred stock in its entirety. The shareholders approved and adopted proposal no. 3 with 1,414,384 votes cast in favor of said proposal and no votes against or abstaining.

     (4) Proposal No. 4 was to ratify and approve the amendment and restatement of the Bylaws of the Registrant to clarify the rights and ability of the Registrant's directors and shareholders to take action on behalf of the Registrant. The shareholders approved and adopted proposal no. 4 with 1,414,384 votes cast in favor of said proposal and no votes against or abstaining.

     (5)  Proposal  No. 5 was to ratify  and  approve a one (1) for one  hundred
(100) reverse split of the shares of the Common Stock of the Registrant effective on the seventh day following the Annual Meeting of Shareholders. The shareholders approved and adopted proposal no. 5 with 1,413,365 votes cast in favor of said proposal, 1,009 votes cast against said proposal and no votes abstaining. The one (1) for 100 reverse split of the issued and outstanding shares of Common Stock of the Registrant became effective on the close of business on November 5, 1997.

     (6) Proposal No. 6 was to ratify, adopt and approve the 1996-1997 Stock Compensation Plan in order to allow the Registrant to compensate such attorneys, accountants and consultants as necessary to maintain the Registrant's federal and state corporate, securities and tax filings and in seeking out a combination partner for the Registrant. The shareholders approved and adopted proposal no. 6 with 1,413,365 votes cast in favor of said proposal, no votes cast against said proposal and 1,009 votes abstaining.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Market for Common Stock

     There is no established public trading market for the Registrant's Common Stock. As of December 31, 1996, there were 3,521,876 shares of the Registrant's Common Stock issued and outstanding and approximately 425 shareholders.

Dividends

     The Registrant has never declared or paid any cash dividend on its shares of common stock and does not anticipate paying dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

                              Financial Highlights


                                        For Years Ended December 31,
                                  1996      1995      1994      1993      1992
                                  ----      -----     -----     -----     -----
Net Revenues ..................   $0.00     $0.00     $0.00     $0.00     $0.00
Net Income .................... (81,112)    0.00    (9,025)      0.00      0.00
Earnings per share ............  ( 0.13 )    0.00    ( 0.82)     0.00      0.00
Return on net revenues.........    0.00      0.00      0.00      0.00      0.00
Cash and short-term investments.. 4,953      0.00      0.00      0.00      0.00
Total assets..................... 4,953      0.00      0.00      0.00      0.00
Stockholders' equity............. 4,488      0.00      0.00      0.00      0.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Registrant is in the development stage with a view towards combining with an existing, privately-held company or business enterprise which is profitable and, in management's opinion, has growth potential. The Registrant has no significant assets, revenues or expenses and the Registrant is not expected to have significant operations until a business combination is effected.

Liquidity and Capital Resources

     With the exception with the sale $12,000 raised in September 1996 through the sale of a total of 600,000 shares (pre-reverse split) of the Registrant's Common Stock to Thomas R. Brooksbank, George G. Chachas, James E. Franklin and Thomas Hantges, there have been no material changes in the financial condition of the Registrant since its inception, nor is a material change anticipated until the Registrant is able to identify and consummate a business combination.

     However, it should be noted the working capital of the Registrant is extremely low and thus the Registrant may have to undertake an additional private placement of its Common Stock on short notice if additional funds are needed by the Registrant.

Results of Operations

     For the year ended December 31, 1996 the Registrant had a loss of $80,112 or $0.13 per share. This compares with a net income of $0.00, or $0.00 per share, for the previous year ended December 31, 1995. It should be noted that the loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the year and prior periods. For 1996 the weighted average number of shares of Common Stock was 622,210 shares after accounting for a 1 for 100 reverse stock split approved on October 29, 1996 and effective November 5, 1996.

     There are two main reasons for the Registrant's net loss incurred in 1996. First, the Registrant had no revenue in 1996. Second, the Registrant incurred certain legal and consulting services, which totaled $75,600, in 1996. The
$75,600 accounted for 94% of the operating costs of the Company. The Registrant's common stock was issued in exchange for these services, and thus no cash was expended by the Registrant in for these services. A portion of the cash raised in September 1996 was expended in bringing current the past due filing fees, taxes, processing fees and auditor fees with the Securities and Exchange Commission, state of Delaware, proxy companies and the Registrant's independent auditors, respectively.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                          Page
                                                                          ----
Report of Independent Accountants ....................................      5
Balance Sheets - for the Years ended December 31, 1996 and 1995.......      6
Statement of Operations...............................................      7
Statement of Stockholders' Equity.....................................    8-9
Statement of Cash Flows...............................................     10
Notes to Financial Statements.........................................  11-13

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Curbstone Acquisition Corp.
La Jolla, California


We have audited the accompanying balance sheets of Curbstone Acquisition Corp. (a Delaware corporation in the development stage), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows as of December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' equity and cash flows of Curbstone Acquisition Corp. as of December 31, 1991 and from November 29, 1988 (inception), were audited by other auditors whose report dated February 29, 1992, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curbstone Acquisition Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/S/  MCBRIDE & REEVES, CPA'S


March 14, 1997
Las Vegas, Nevada

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1996 and 1995


                                                   1996                1995
                                                  --------            -------
Assets

     Cash                                         $ 4,953             $   -
                                                  ---------           --------
       Total Assets                               $ 4,953             $   -
                                                  =========           ========

Liabilities

Accrued liabilities                               $  465              $    -
                                                  ----------          --------
Stockholders' Equity
--------------------

Stockholders' equity:
  Preferred stock, $1.00 par value
  1,000,000 shares authorized, none
  issued & outstanding (Note 1)                        -                   -

  Common stock, $.0001 par value 60,000,000
  shares authorized, 3,521,876 issued
  & outstanding (Note 1)                              521                  85

  Additional paid-in capital                      100,104              15,940

  Deficit accumulated during
   development stage                            (  96,137)          (  16,025)
                                                -----------         -----------

     Total Liabilities and
      Stockholders' Equity                       $  4,953             $    -
                                                ===========           =========



    The accompanying notes are an integral part of the financial statements

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
            For the Years Ended December 31, 1996, 1995 and 1994, and
               For the Period from November 29, 1988 (inception),
                              to December 31, 1996

                                                                  November 29,
                                                                      1988
                                                                 (Inception) to
                                                                   December 31,
                              1996         1995         1994          1996
                             -------    ---------     ---------   -------------
Revenue                      $    -      $     -      $     -     $        -
                             ---------  ---------     ---------   -------------

Expenses
 General and administrative
 (Note 4)                      80,112          -        9,025           96,137
                             ---------  ---------     ---------   -------------
Net Loss before income taxes ( 80,112)         -      ( 9,025)      (   96,137)

Income tax benefit(Note 5)        -            -            -              -
                             ---------  ---------     ---------   -------------

Net Loss                    $( 80,112)   $     -      $( 9,025)    $   (96,137)
                            ==========  =========     ==========  =============

Net Loss per common
shares (as restated
for reverse stock split)    $   (0.13)   $     -      $  (0.82)    $      0.15)
                            ==========  ==========    ==========  =============

Weighted average common
shares outstanding
(Note 1)                      622,210      13,250       11,000          622,210
                            ==========  ==========    ==========  =============


The accompanying notes are an integral part of the financial statements

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
            For the Years Ended December 31, 1996, 1995 and 1994, and
               For the Period From November 29, 1988 (inception),
                              to December 31, 1996


                                                            Accumulated
                              Number                         Deficit
                                of               Additional  During
                              Common             Paid- In  Development
                              Shares    Amount   Capital     Stage     Total
-------------------------------------------------------------------------------
Balance, November 29, 1988         -    $   -     $    -     $    -     $   -
                                   -        -          -          -         -

Net Loss 1988                ---------  --------  ---------  --------  --------

Balance, December 31, 1988         -        -          -          -         -

Stock issued January 25,
1989                          500,000       50       3,200   ( 6,000)  ( 2,750)

Stock issued under stock
bonus plan (Note 2)           250,000       -          -          -         -

Stock issued form converted
debentures(Note 3)            250,000       25       3,725        -       3,750                                             -

Net Loss 1989                      -        -          -     (  880)     ( 880)
                             ---------  --------  ---------  --------  --------

Balance December 31, 1989    1,000,000      75       6,925   (6,880)       120

Net Loss 1990                      -        -          -     (  120)     ( 120)

Balance December 31, 1990    1,000,000      75       6,925   (7,000)        -
Net Loss 1991, 1992
and 1993                           -        -          -          -         -
                             ---------  --------  ---------  --------  --------

Balance December 31, 1993    1,000,000      75       6,925   (7,000)        -

Stock issued for legal
fees (Note 4)                  100,000      10       4,990        -       5,000

Additional paid in capital
for accounting fees (Note 4)       -        -        4,025        -       4,025

Net Loss 1994                     -         -          -     (9,025)    (9,025)                                        9,025)
                             ---------  --------  ---------  --------  --------

Balance December 31, 1994   1,100,000       85      15,940   (16,025)       -

Stock issued for directors'
fees (Note 4)                 225,000       -          -          -         -

                             ---------  --------  ---------  --------  --------

Balance December 31, 1995   1,325,000       85       15,940  (16,025)       -

Stock issued for legal
fees (Note 4)                  60,000        6          594       -         600

Stock issued for cash         800,000       80       13,920       -      14,000

Stock reverse split
(Note 1)                   (2,163,124)      -           -         -         -


The accompanying notes are an integral part of the financial statements

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (continued)
            For the Years Ended December 31, 1996, 1995 and 1994, and
               For the Period From November 29, 1988 (inception),
                              to December 31, 1996

                                                            Accumulated
                              Number                         Deficit
                                of               Additional  During
                              Common             Paid- In  Development
                              Shares    Amount   Capital     Stage     Total
-------------------------------------------------------------------------------
Stock issued for legal and
consulting services
(Note 4)                     3,500,000    350      69,650       -        70,000

Net Loss 1996                     -        -          -       (80,112)  (80,112)
                             ---------  --------  ---------  --------  --------

Balance December 31, 1996    3,521,876  $ 521     $100,104   $(96,137)  $ 4,488
                             =========  ========  =========  =========  =======


The accompanying notes are an integral part of the financial statements

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
            For the Years Ended December 31, 1996, 1995 and 1994, and
               For the Period from November 29, 1988 (inception),
                              to December 31, 1996

                                                                  November 29,
                                                                      1988
                                                                 (Inception) to
                                                                   December 31,
                              1996         1995         1994          1996
                             -------    ---------     ---------   -------------
Net Cash Flows from
Operating Activities:
Net Loss                    $(80,112)   $    -        $  (9,025)   $ (  96,137)
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Increase in accounts
  payable                       465          -              -               465

Issuance of stock
  for services               70,600          -            5,000          78,850
                            ---------   ---------    -----------   ------------

Net cash used in
operating activities        ( 9,047)         -        (  4,025)      (  16,822)

Cash flows used in
investing activities:           -            -              -               -

Cash Flows used in
financing activities:
 Stock issued for cash       14,000          -              -            14,000

Additional paid in
 capital                        -            -           4,025            4,025

Proceeds from issuance
of convertible debentures       -            -              -             3,750
                            ---------   ---------    -----------   ------------

Net cash provided by
financing activities         14,000          -              -            21,775
                            ---------   ---------    -----------   ------------

Net increase in cash          4,953          -              -             4,953

Cash, beginning of period       -            -              -               -

Cash, end of period           4,953          -              -             4,953
                            =========   ==========   ============   ===========

Supplemental disclosures:

 Interest paid              $    -      $    -       $      -       $       -
                            =========   ==========   ============   ===========

Taxes paid                  $    -      $    -       $      -       $       -
                            =========   ==========   ============   ===========


The accompanying notes are an integral part of the financial statements

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                        Notes the to Financial Statements
                           December 31, 1996 and 1995

(1) Summary of Organization and Significant Accounting Policies

(a) Organization

The Company was organized as a Delaware corporation on November 29, 1988 and re-organized on October 29, 1996. The Company's intention is to combine with a privately-held business enterprise.

On April 6, 1989 the Company was registered (Form S-1) with the Securities and Exchange Commission, file number 033-26750.

From the date of inception, through the registration with the Securities and Exchange Commission, and subsequently through December 31, 1996 the Company has had no business operations (except minimal operating costs) and has no planned business activities, except for the identification of and merger with a privately-held business enterprise.

(b) Capital Stock

The authorized, issued and outstanding shares of capital stock at December 31, 1996 were as follows:

Preferred stock: $1.00 par value; 1,000,000 shares authorized, eliminated as a class of stock October 29, 1996 by amendment to the articles of incorporation.

Common  Stock:  $.0001 par value;  authorized  50,000,000  shares,  increased to
60,000,000   shares   October  29,  1996  by   amendment   to  the  articles  of
incorporation; 3,521,876 shares issued and outstanding.

(c)  Loss Per Share

Loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the year and for prior periods (622,210 shares after accounting for a 1 for 100 reverse split approved October 29, 1996 and effective November 5, 1996).

(d)  Dividends Per Share

No dividends have been paid as of December 31, 1996.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1996 and 1995


(2) Stock Compensation Plan

On October 5, 1996 the Company amended and extended to December 31, 1997 it's Stock Compensation Plan for the benefit of its employees and certain contract service providers. The plan allows for the award of a maximum of 4,000,000 common shares of the Company. On April 7, 1989, the Company provided 250,000 shares of common stock to officers of the Company. On November 19, 1996 the Company provided 3,500,000 shares of common stock to officers of the Company and to certain attorneys and consultants who had rendered services to the Company. No other stock compensation awards have occurred through December 31, 1996.

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

(4) Related Party Transactions

Certain operating costs incurred by the Company were paid for by the issuance of common stock. At December 31, 1996, 3,501,600 shares of common stock had been issued in exchange for legal and consulting services in the amount of $ 75,600.

During 1995, the Company issued 225,000 shares of common stock to the directors of the Company, which the Company has valued and recorded at the market value of the Company, or zero.

There were certain operating costs incurred by the Company that were paid directly by stockholders. These costs are de minimis and the parties paying the costs do not expect to be repaid or reimbursed by the Company. The expenses paid by related parties in 1994 amounted to $ 4,025 and are recorded as additional paid in capital.

(5) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to the effects of operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1996 and 1995

(5) Income Taxes (continued)

At December 31, 1996 the Company's deferred tax asset position is as follows:

                          Deferred income taxes       $  32,686
                          Valuation allowance        (   32,686)
                                                     ----------
                          Income tax benefi           $      -
                                                     ==========

At December 31, 1996 the Company's deferred tax assets are solely attributable to the future tax benefits of operating losses carried forward which expire as follows:


                         Loss            Expiring
                         ----------      -----------
                         $   6,880         2004
                               120         2005
                             9,025         2009
                            80,112         2011
                         ----------
                         $  96,137

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists all of the Directors and Executive Officers of the Registrant, and provides certain information concerning each such person, including the number of shares of Common Stock of the Registrant beneficially owned directly or indirectly by such person at the close of business as of December 31, 1996. As of December 31, 1996 there were 3,521,876 shares of the Registrant's Common Stock, $.0001 par value, outstanding.


                                                           Amount and
                                           Position        Nature of    Percent
                                             with          Beneficial      of
      Name                Age     Since   Registrant       Ownership      Class
---------------------    -----    -----   --------------   -----------  -------
Thomas R. Brooksbank       42     1995    President,       859,402      24.40%
                                          Chief Financial
                                          Officer and
                                          Director

James E. Franklin          32     1996    Vice President   859,401      24.40%
                                          and Director

Joseph D. Milanowski       35     1995    Director          25,250       0.71%

George G. Chachas          34     1996    Secretary        859,402      24.40%
                                          and Director



------------
Notes: 1. Thomas R. Brooksbank is the principal and owner of Brooksbank & Associates, the registered owner of 859,402 shares of the Registrant's common stock as set forth above.

Principal Occupation

Thomas R. Brooksbank - Mr. Brooksbank was elected as Director on March 7, 1995. Mr. Brooksbank was subsequently elected President and Chief Financial Officer of the Company on July 27, 1996, following the resignation of Thomas A. Hantges. Mr. Brooksbank is the principal and owner of Brooksbank & Associates, Attorneys at Law, a commercial and financial institution collection law firm. Mr. Brooksbank was admitted to the State Bar of Nevada in 1987 and the State of Bar of Arizona in 1995. Mr. Brooksbank received a Bachelor of Science degree in 1975 from the University of Maryland, DDS in 1981 and his Juris Doctor degree from California Western School of Law in 1986 graduating magna cum laude.

James F. Franklin - Mr. Franklin was elected as Director and Vice President on July 27, 1996 following the resignation of Thomas Hantges. Mr. Franklin is the founder and President and Chief Executive Officer of IPO Consultants, a company who provides investment banking and other services which assist Companies in raising capital, going public or finding a merger candidate.

Joseph D. Milanowski - Mr. Milanowski was elected as a Director on September 1, 1995 following the resignation of David M. Berkowitz. Mr. Milanowski is currently employed by USA Commercial Mortgage Company. Prior to joining USA Commercial Mortgage Company, Mr. Milanowski was employed by USA Capital
Management Group and Southwest Gas Corporation as a financial analyst in its Treasury Services Department from July 1988 to July 1993. Mr. Milanowski graduated from the University of Michigan with a BA in Economics in 1983, and from the University of Arizona with an MBA in Finance in 1988. He was awarded the Chartered Financial Analyst (CFA) designation in 1991.

George G. Chachas - Mr. Chachas was elected as a Director and Secretary of the Company on March 11, 1996. Mr. Chachas is partner with the law firm of Wenthur & Chachas is La Jolla, California. Mr. Chachas practices in the areas of corporate and securities transactions. Mr. Chachas received a Bachelor of Arts degree in 1984 from the San Diego State University and his Juris Doctor degree from California Western School of Law in 1986.


ITEM 11.  EXECUTIVE COMPENSATION

          Compensation of Officers

     With the exception of the shares of Common Stock issued to Mr. Brooksbank, Mr. Chachas and Mr. Franklin under their respective Consulting Agreements, no officer of the Registrant received any compensation during the fiscal year ended December 31, 1996.

          Employment Contracts/Stock Incentive Plans

     No employment contracts were adopted or granted by the Registrant during the fiscal year ended December 31, 1996. On October 5, 1996, the Company adopted the Curbstone Acquisition Corp., 1996-1997 Stock Compensation Plan for the benefit of its offices, directors, consultants, attorneys and certain contract service providers. The plan allows for the award of a maximum of 4,000,000 shares of the Common Stock of the Registrant. Said 1996-1997 Stock Compensation Plan was approved and ratified by the shareholders at its annual meeting on October 29, 1996. On October 7, 1996, the Registrant entered into consulting agreements with attorneys, George G. Chachas and Brooksbank & Associates to provide the necessary legal services and consulting services to maintain the Registrant in good standing in its securities, corporate and tax filings. On October 7, 1996, Registrant entered into consulting agreements with James E. Franklin and Thomas A. Hantges to provide services to the Registrant to locate and negotiate with a combination partner. On November 6, 1996, the Registrant filed a Registration Statement on Form S-8 registering 3,500,000 shares of Common Stock to be issued under the 1996-1997 Stock Compensation Plan. On November 19, 1996, the Board of Directors authorized the issuance of 855,552 shares of Common Stock registered under said Form S-8 to Thomas Brooksbank and 856,402 shares of Common Stock to George G. Chachas for their consulting and legal services to the Registrant. The Registrant also authorized and issued 855,145 shares of Common Stock to Thomas A. Hantges and 857,901 shares of Common Stock to James E. Franklin, for the consulting services to the Registrant.

          Compensation of Directors

     With the exception of the shares of Common Stock issued to Mr. Brooksbank, Mr. Chachas and Mr. Franklin under their respective consulting agreements, no director of the Registrant received any compensation during the fiscal year ended December 31, 1996. During 1996, there were nine meetings of the Board of Directors or actions taken by the Board of Directors by Unanimous Written Consent of which all directors were present.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, to the extent known by the Registrant, as to the persons and companies who owned beneficially more than five percent (5%) of the outstanding shares of the Common Stock of the Registrant at the close of business on December 31, 1996, and the beneficial ownership of the Registrant, as a group, as of such date. The number of shares held by each Director is set forth in Item 10. hereinabove.


Title of                                     Amount and Nature of       Percent
Class     Name and Address                   Beneficial Ownership      of Class
--------  ------------------------           --------------------      --------
Common    Brooksbank & Associates(1)         859,402                    24.40%
          201 W. Liberty Street
          Suite 1
          Reno, Nevada 89505

Common   George G. Chachas                   859,402                    24.40%
         4130-75 Porte De Merano
         San Diego, CA 92122

Common   James E. Franklin                   859,401                    24.40%
         5060 Shoreham Place
         Suite 200
         San Diego, CA 92122

Common   Thomas A. Hantges(2)                859,301                    24.39%
         4420 Euclid Avenue
         Las Vegas, NV 89121

         All Directors and                 2,603,455                    73.92%
         Officers as a Group
        (Four [4] Persons as
        of the date of this Amendment.)

--------------
Notes:

     1. Thomas R. Brooksbank is the principal and owner of Brooksbank & Associates, the registered owner of 859,402 shares of the Registrant's common stock as set forth above.

     2. The Hantges Children's Education Trust is the beneficial owner of 100 shares of the common stock of the Registrant. These shares are separate and distinct from those owned by Thomas A Hantges. The Hantges Education Trusts is an Irrevocable Trust with an independent third party Trustee, Helen Miller. Thomas A. Hantges has no direct or indirect control over the trust or the shares beneficially owned by the Trust.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase of Unregistered Shares of the Company's Common Stock.

     In September 1996, Thomas R. Brooksbank, President, Chief Financial Officer and a Director of the Registrant, George G. Chachas, the Secretary and a Director of the Registrant, James E. Franklin, the Vice President and a Director of the Registrant, and Thomas A. Hantges, each purchased 150,000 (pre-reverse split) shares of unregistered and restricted Common Stock of the Registrant for $3,000 each. Consulting Agreements with George G. Chachas, Brooksbank & Associates, James E. Franklin and Thomas R. Hantges and Issuance of Shares Registered on Form S-8 to Such Consultants.

     On October 7, 1996, the Registrant entered into consulting agreements with attorneys, George G. Chachas and Brooksbank & Associates to provide the necessary legal services and consulting services to maintain the Registrant in good standing in its securities, corporate and tax filings. On October 7, 1996, Registrant entered into consulting agreements with James E. Franklin and Tom Hantges to provide services to the Registrant to locate and negotiate with a combination partner. On November 6, 1996, the Registrant filed a Registration Statement on Form S-8 registering 3,500,000 shares of Common Stock to be issued under the 1996-1997 Stock Compensation Plan. On November 19, 1996, the Board of Directors authorized the issuance of 855,552 shares of Common Stock registered under said Form S-8 to Thomas Brooksbank and 856,402 shares of Common Stock to George G. Chachas for their consulting and legal services to the Registrant. The Registrant also authorized and issued 855,145 shares of Common Stock to Thomas
A. Hantges and 857,901 shares of Common Stock to James E. Franklin, for the consulting services to the Registrant.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

     (1) Financial  Statements of Curbstone  Acquisition  Corp.  set forth under
Item 8 are filed as part of this report.

     (2) The Financial Statement Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information is otherwise included.

     (b) Information filed as part of this report from Form 8-K:

     (1) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CURBSTONE ACQUISITION CORP.
                                                          (Registrant)


 Date: March 26, 1997                             /S/ Thomas R. Brooksbank
                                                  -----------------------------
                                                  By:  Thomas R. Brooksbank
                                                  Its: President and
                                                       Chief Financial Officer



Date: March 26, 1997                              /S/ George G. Chachas
                                                  -----------------------------
                                                  By:  George G. Chachas
                                                  Its: Secretary