Form 10-Q
period 1997-03-31
CURBSTONE ACQUISITION CORP
filed 1997-05-07
CIK 846005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:   March 31, 1997;  or

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

                                      N/A
          ----------------------------------------------------------
         (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 1997, there were 3,521,876 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its financial position from inception through March 31, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                  March 31,          Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $   4,115           $ 4,953

 Total Assets                                     $   4,115           $ 4,953
                                                  -----------         ----------

Liabilities
------------

Accrued liabilities                               $   1,072           $    465
                                                  -----------         ----------
Stockholders' Equity
---------------------
  Common stock, $.0001 par value 60,000,000
    shares authorized, 3,521,876 issued
    & outstanding                                 $     521           $    521

    Additional paid-in capital                    $ 100,104           $100,104

    Deficit accumulated during
    development stage                            (   97,582)         (  96,137)
                                                  ----------          ---------

                                                      3,043              4,488
                                                 -----------          ----------

Total liabilities and stockholders' equity        $   4,115           $  4,953
                                                  ===========         =========


     Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements.

                             CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 29, 1988 (inception)
                                to March 31, 1997
                                   (Unaudited)


                                                                   November 29,
                                                                       1988
                                       Three Months Ended        (Inception) to
                                     March 31,          March 31,   March 31,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Revenues:                          $     --         $     --       $     --
                                   -------------    -------------  ------------

Expenses:
  General and administrative       $   1,445              --          97,582
                                   -------------    -------------  ------------

Net loss before income tax
  benefit                           (  1,445)             --        ( 97,582)

  Income tax benefit                      --              --             --

Net loss                           $(  1,445 )      $     --       $( 97,582)
                                   -------------    -------------  ------------

Net loss per common share          $(   .000  )     $     --       $(   .028)
                                   -------------    -------------  ------------

Weighted average common
  shares outstanding
  (as restated for 1996)            3,521,876           13,250      3,521,876
                                   =============    =============  ============


                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 29, 1988 (inception)
                                to March 31, 1997
                                   (Unaudited)

                                                             Accumulated
                          Number               Additional      Deficit
                           of                    Paid          During
                         Common                   in         Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ----------  ------
Balance,
November 29, 1988             -     $  -        $  -          $    -     $   -

  Net loss, 1988              -        -           -               -         -
                         ------     -------     --------      ----------  ------
Balance,
December 31, 1988             -        -           -               -         -

Stock Issued
January 25, 1989         500,000      50        3,200         ( 6,000)  ( 2,750)

Stock Issued under
stock bonus plan         250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

 Net loss 1989               -         -           -          (   880 )  (  880)
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        6,925         ( 6,880 )     120

 Net loss, 1990              -         -           -          (   120 )  (  120)
                        --------    -------     -------       ---------  -------

Balance,
December 31, 1990
1991, 1992 and 1993    1,000,000      75        6,925        ( 7,000 )       -

Stock issued for
legal fees               100,000      10        4,990             -       5,000

Additional paid in
capital for accounting
fees                         -         -        4,025             -       4,025

Net loss, 1994               -         -           -         ( 9,025 )  ( 9,025)
                        --------    --------    -------      ---------   -------

Balance,
December 31, 1994      1,100,000      85        15,940       (16,025 )       -

Stock issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------

Balance
December 31, 1995      1,325,000      85        15,940       ( 16,025 )      -

Stock issued for
legal services            60,000       6           594            -         600

Stock issued for cash    800,000      80        13,920            -      14,000

Stock reverse split   (2,163,124)      -           -              -          -

Stock issued for
legal and consulting
services               3,500,000      350       69,650            -      70,000

Net loss, 1996               -         -           -         ( 80,112 ) (80,112)
                       ---------     -------    -------      ---------   -------

Balance December
31, 1996               3,521,876      521       100,104      ( 96,137)    4,488

Net loss first
quarter 1997                 -         -           -         (  1,445)  ( 1,445)
                       ---------     -------    -------      ---------   -------
Balance,
March 31, 1997         3,521,876    $ 521       $100,104     $(97,582)  $ 3,043
                       =========    ========    ========     =========   =======

                                    5

                           CURBSTONE ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 29, 1988 (inception)
                                to March 31, 1997
                                   (Unaudited)



                                                                   November 29,
                                                                       1988
                                       Three Months Ended        (Inception) to
                                     March 31,          March 31,   March 31,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(  1,445)     $     -         $( 97,582)
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Increase in accrued liabilities         607            -             1,072
 Issuance of stock for services           -             -            78,850
                                   -------------    -------------  ------------
 Net cash used in operating
 activities                          (   838)           -          ( 17,660)
                                   -------------    -------------  ------------

Cash flows used in investing
activities:                              -              -                -
                                   -------------    -------------  ------------

Cash flows from financing activities:
 Stock issued for cash                   -              -             14,000
 Additional paid in capital              -              -              4,025
 Proceeds from issuance of
  convertible debentures                 -              -              3,750
                                   -------------  ------------    -------------

 Net cash provided by financing
  activities                             -              -             21,775
                                   -------------  ------------    -------------

Net increase (decrease) in cash     (    838)           -              4,115
                                   -------------  ------------    -------------

Cash, beginning of period              4,953            -                 -
                                   -------------  ------------    -------------

Cash, end of period                    4,115            -              4,115
                                   =============  ============   ==============

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

                                                  CURBSTONE ACQUISITION CORP.
                                                     (Registrant)


Date: May 2, 1997                                 /S/ Thomas R. Brooksbank
                                                  -----------------------------
                                                  By: Thomas R. Brooksbank
                                                  Its: President and
                                                       Chief Financial Officer



Date: May 2, 1997                                 /S/ George G. Chachas
                                                  -----------------------------
                                                  By: George G. Chachas
                                                  Its: Secretary