Form 10-Q
period 1997-09-30
CURBSTONE ACQUISITION CORP
filed 1997-11-06
CIK 846005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:   September 30, 1997;  or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1997, there were 3,521,876 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and changes in its financial position from inception through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                   Sept. 30,          Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $     567           $ 4,953

 Total Assets                                     $     567           $ 4,953
                                                  ----------         ----------

Liabilities
------------

Accrued liabilities                               $     450           $    465
                                                  ----------         ----------
Stockholders' Equity
---------------------
  Common stock, $.0001 par value
  250,000,000 shares authorized, 3,521,876
  issued & outstanding                            $     521           $    521

    Additional paid-in capital                    $ 100,104           $100,104

    Deficit accumulated during
    development stage                            (  100,508)         (  96,137)
                                                  ----------          ---------

                                                        117              4,488
                                                 -----------          ----------

Total liabilities and stockholders' equity        $     567           $  4,953
                                                  ===========         =========


     Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements.

                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 29, 1988 (inception)
                              to September 30, 1997
                                   (Unaudited)


                                                                   November 29,
                                                                       1988
                                      Nine Months Ended          (Inception) to
                                     Sept. 30,          Sept. 30,    Sept. 30,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Revenues:                          $     --         $     --       $     --
                                   -------------    -------------  ------------

Expenses:
  General and administrative       $   4,371              7,247       100,508
                                   -------------    -------------  ------------

Net loss before income tax
  benefit                          (   4,371)        (    7,247)    ( 100,508)

  Income tax benefit                      --              --             --

Net loss                           $(  4,371)       $(    7,247)   $( 100,508)
                                   -------------    -------------  ------------

Net loss per common share          $(   .001  )     $(     .003)   $(   .028)
                                   -------------    -------------  ------------

Weighted average common
  shares outstanding
  (as restated for 1996)            3,521,876          2,185,000     3,521,876
                                   =============    =============  ============


                           CURBSTONE ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 29, 1988 (inception)
                              to September 30, 1997
                                   (Unaudited)

                          Number               Additional    Accumulated
                           of                    Paid       Deficit During
                         Common                   in         Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ----------  ------
Balance,
November 29, 1988             -     $  -        $  -          $    -     $   -

Net loss, 1988                -        -           -               -         -
                         ------     -------     --------      ----------  ------
Balance,
December 31, 1988             -        -           -               -         -

Stock Issued
January 25, 1989         500,000      50        3,200         ( 6,000)  ( 2,750)

Stock Issued under
stock bonus plan         250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

Net loss 1989                -         -           -          (   880 )  (  880)
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        6,925         ( 6,880 )     120

Net loss, 1990               -         -           -          (   120 )  (  120)
                        --------    -------     -------       ---------  -------
Balance,
December 31, 1990
1991, 1992 and 1993    1,000,000      75        6,925        ( 7,000 )       -

Stock issued for
legal fees               100,000      10        4,990             -       5,000

Additional paid in
capital for accounting
fees                         -         -        4,025             -       4,025

Net loss, 1994               -         -           -         ( 9,025 )  ( 9,025)
                        --------    --------    -------      ---------   -------
Balance,
December 31, 1994      1,100,000      85        15,940       (16,025 )       -

Stock issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------
Balance
December 31, 1995      1,325,000      85        15,940       ( 16,025 )      -

Stock issued for
legal services            60,000       6           594            -         600

Stock issued for cash    800,000      80        13,920            -      14,000
Stock reverse split   (2,163,124)      -           -              -          -

Stock issued for legal
 & consulting services 3,500,000      350       69,650            -      70,000

Net loss, 1996               -         -           -         ( 80,112 ) (80,112)
                       ---------     -------    -------      ---------   -------
Balance December
31, 1996               3,521,876      521       100,104      ( 96,137)    4,488

Net loss 1997                -         -           -         (  4,371)  ( 4,371)
                       ---------     -------    -------      ---------   -------
Balance,
September 30, 1997     3,521,876    $ 521       $100,104     $(100,508)  $  117
                       =========    ========    ========     =========  ========

                           CURBSTONE ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 29, 1988 (inception)
                                to September 30, 1997
                                   (Unaudited)

                                                                   November 29,
                                                                       1988
                                       Nine Months Ended          (Inception) to
                                     Sept. 30,          Sept. 30,     Sept. 30,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(  4,371)     $(    7,247)     $( 100,508)
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Increase in accrued liabilities    (     15)              -              450
 Due from related party                            (      281)             -
 Issuance of stock for services           -               600          78,850
                                   -------------    -------------  ------------
 Net cash used in operating
 activities                         (  4,386)       (   6,928)       ( 21,208)
                                   -------------    -------------  ------------

Cash flows used in investing
activities:                              -              -                -
                                   -------------    -------------  ------------

Cash flows from financing activities:
 Stock issued for cash                   -             14,000          14,000
 Additional paid in capital              -              -               4,025
 Proceeds from issuance of
  convertible debentures                 -              -               3,750
                                   -------------  ------------    -------------

Net cash provided by financing
  activities                             -             14,000          21,775
                                   -------------  ------------    -------------

Net increase (decrease) in cash     (   4,386)          7,072             567
                                   -------------  ------------    -------------

Cash, beginning of period               4,953           -                 -
                                   -------------  ------------    -------------

Cash, end of period                $      567     $     7,072    $        567
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

                                                  CURBSTONE ACQUISITION CORP.
                                                     (Registrant)


Date: November 6, 1997                            /S/ Thomas R. Brooksbank
                                                  -----------------------------
                                                  By: Thomas R. Brooksbank
                                                  Its: President and
                                                       Chief Financial Officer



Date: November 6, 1997                            /S/ George G. Chachas
                                                  -----------------------------
                                                  By: George G. Chachas
                                                  Its: Secretary