Form 10-K
period 1997-12-31
ELECTRO OPTICAL SYSTEMS CORP
filed 1998-10-02
CIK 846005

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December  31, 1997

                                       or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  0-28946


                       Electro-Optical Systems Corporation

             (Exact name of registrant as specified in its charter)

       Delaware                                          75-2254748
(State of incorporation)                   (I.R.S. Employer Identification No.)

                    36 Nason St, Maynard, Massachusetts 01754
               (Address of principal executive offices) (Zip Code)

                                 (978) 461-1773
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]



The aggregate market value of the Registrant's Common Stock, $.0001 par value, held by non-affiliates of the registrant as of March 13, 1998 was $20.6 million based on the price of $3.4375 on that date on the NASDAQ National Market. As of March 13, 1998, 5,989,696 shares of the Registrant's Common Stock, $.0001 par
value, were issued and outstanding to such affiliates.   A total of
approximately 21 million shares are issued and outstanding.

After March 13, 1998 the aggregate market value of shares of Common Stock held by nonaffiliates of the Registrant cannot be determined since there has been no market for such common stock. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 10% beneficial owners are in fact, affiliates of the Registrant.

                                     Part I


Item 1.   Business

Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology. Such statements, which include statements relating to the anticipated growth of the market for biometric verification equipment, the Company's ability to develop and market new products and the Company's ability to enter new markets, and other matters are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The forward-looking statements contained herein speak only as of the date of this Report. EOSC expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement or reflect any change in EOSC's expectations or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein.

Recent Developments

On March 13,1998, Electro-Optical Systems Corp. (EOSC or the Company) suspended operations because of a temporary restraining order obtained by the Securities and Exchange Commission ("SEC") as part of its investigation of the Company. See
Item 3, Legal Proceedings. Although the temporary restraining order was eventually lifted as part of the settlement with the SEC, the Company has not been able to recommence operations because of a lack of capital to operate the business. The Company had been negotiating additional financing with U.S. Milestone prior to the commencement of the "SEC Litigation" ( as defined in Item 3, Legal Proceedings). In light of the circumstances, however, such funding is expected to be unavailable. While exploring alternative financing sources, the Company has had difficulty obtaining financing due to the uncertainty created by the SEC investigation. If the Company is unable to secure adequate financing, the Company's ability to complete the development of its proposed product and to manufacture the product for distribution in the commercial market is extremely doubtful.

Due to the Company's lack of capital, the Company is not able to engage an independent public accountant to complete an audit of the Company's financial statements for the fiscal year ending December 31, 1997. The Company had engaged an independent public accountant to complete an audit for its financial statements for the fiscal year ending December 31, 1996 and December 31, 1995, which was included as an exhibit to the Company's periodic report on Form 8-K filed February 13, 1998. Nonetheless, the Company's independent public accountant has resigned as of September 18, 1998, which was reported on the periodic report on Form 8-K, filed September 25, 1998. As such, no review or update of those financial statements has occurred and such statements are current only up to the date stated on the report. The Company is presently searching for a new independent public accountant, but does not expect to be able to complete an audit of its financial statements until and unless it receives adequate financing, which is extremely doubtful.

A class action lawsuit, case number 98CIV.6403, Alan Fellman, et al., on behalf of himself and all others situated vs. Electro Optical Systems Corp., Charles Weaver, et al in September 10, 1998 by shareholders who purchased the Company's stock from December 18, 1997 to March 27, 1998 inclusive, and who are claiming damage in the United States District Court, Southern District of New York. The Company presently has no capital, no operations and no source of additional financing. Nonetheless, the Company intends to defend its position, however, given its present financial situation, the Company's ability to defend against this action this action will be extremely limited.

Overview

The Company is a development stage company, that designs, develops, tests, and produces fingerprint biometric systems that can be used to secure access to computer based information systems as well as provide access control in a number of other applications.

The Company's biometric system verifies the user by scanning her fingerprint into a digital image, processing the image to extract fingerprint minutiae information and then converts the minutia data into templates for comparison with the users stored template. Once a positive comparison is made, the information on the user is then passed to the host system. This system automatically (without the use of an operator) verifies the user, reducing or eliminating the need for passwords in multi-user environments. The device verifies the user in less than a second, enabling controlled access to data and a secure audit trail of the end user for each document seen and/or modified.

The medical and financial markets are beginning to require verification of users who access specific records because of the public's privacy and security concerns. EOSC is developing fingerprint based biometric systems for these markets. The Company's sales will be primarily to VARs and OEMs. EOSC will supply biometric devices and software to VARs that can be used in conjunction with their own products. The OEM applications will use modules in which EOSC's core verification technology will be used with little or no modification.



EOSC is building on its core technology base, which includes proprietary optics, digital video systems, image processors, and fingerprint verification algorithms to produce a quality biometric fingerprint system. The Company has applied for a patent on EOSC's unique optical system, which is a key element in the product. Other key elements of this proprietary technology will be patented.

The core biometric technology can be used, unaltered, for a series of biometric fingerprint products that the Company plans to introduce in the future.

The Company was incorporated as a Delaware company in October 1996 under the name of Curbstone Acquisition Corp. The Company was renamed Electro-Optical
Systems Corp. in December 1997 in conjunction with the merger of WTS Transnational Corporation, a Massachusetts corporation.


Industry Background

There is a convergence towards using biometrics by many technology markets. Biometrics is an enabling technology which can be used to authenticate or verify the user, define level of privilege, maintain privacy, strengthen system integrity and provide non-repudiation of transactions or receipt of data. The electronic information security market, computer aided manufacturing market (including time and attendance), financial transaction market (point of sale, ATM, commodities) and the original physical security markets are establishing nearly identical biometric system requirements.

The  security  and   identification   industry  consists  of  several  different
technologies, each at various stages in their respective life cycles. Those technologies include:

Card Technologies

Bar code

PHOTO Id

Magnetic Stripe

Smart Card (Integrated Circuit - IC)

PIN (Personal Identification Number) and Token Technologies

ATM Card

Numeric Key Pad

Time Sensitive Code Card

Biometric Information Technologies

Fingerprint

Typing Rhythm

Retina Scan

Voice Recognition

Hand Topology

Signature Dynamics

These technologies can either stand-alone or be combined to create hybrids, such as Magnetic Stripe and PIN, used today for ATM bank transactions. Smart Cards can be used with fingerprint verification systems for point of sale user verification. Most future applications will use hybrids and will likely include application or private label specific encryption.


Markets

Information systems (IS) security has become increasingly important to business organizations because a growing amount of their control systems have moved from manual procedures to IS-based procedures. This migration of financial records, engineering documentation, acquisition plans, customer records, time and attendance, shop flow records, employee information, and other functions into IS-based systems has accelerated with organizational downsizing, the spread of personal computers, and the introduction of mid-range or client-server technology. The migration to open desktop computing and client-server technology has temporarily outpaced the creation and deployment of business-quality security and auditing products. The development of security solutions for these new environments is expected to be faster than in previous paradigm shifts. This faster response will occur because the level of security awareness and knowledge among managers, IS specialists, auditors, and end users is now much higher than it was in the early 1980s, when IS security was widely introduced into the mainframe environment for the first time.

The medical, financial, telecommunications and insurance industries are searching for a cost-effective solution over privacy and security of digital based information. At conferences such as card Tech/Secure Tech and privacy and American Business these industries engage in discussions seeking new and improved techniques for improving the security over access to computerized data records. Since 1993 there has been significant activity in United States Congress related to the privacy of medical and financial records. Many bills require the ability to audit the actual user, thereby motivating medical and financial companies to seek new and improved administrative control over access to records.

The information security and access control markets have identified security needs, which can be met by biometric technology. In the past, biometric solutions have been cost prohibitive. Current investment in technology is reducing the cost and increasing the utility of biometric systems. The company believes that lower cost is opening these markets to biometric solutions.

The Company's market research concluded that many businesses or institutions have a specific need to verify and secure the identity of individuals conducting on-line data transactions or gaining access to databases, especially where financial transactions are conducted or sensitive information is stored.
Typically within the enterprise, businesses and institutions to prevent unauthorized transactions and access to databases use password security. However, this method does not guarantee that the identity of the individual entering the password and conducting the transactions is the same as the identity of the individual authorized to use that password. For those applications and databases where it is required, fingerprint identification can offer a higher level of verification and security.

Almost as important as the added security, biometrics has the capability to be an empowering tool. It can reduce the time and effort to log-on to a system. By identification of the user, the application software has the ability to quickly present menus and windows configured for the user.

The development of application software that enables biometrics as a security option, or a password substitute, is necessary to stimulate recurring demand for secure IS in particular secure electronic commerce.

Security is an important factor in IS decisions, and it affects the marketability of other IS products and services. Security was the number one requirement in a recent Standish Group survey of more than 900 businesses. The Standish Demand Assessment and Tracking Service survey of 11 key IS system features indicates that security is firmly established as a key feature requirement.

The Company believes that if the price of biometric solutions comes down and the multiplicity of passwords, PINs and code cards go up, there will be an increasing rate of migration to biometric systems.


Products

Workstation Fingerprint Reader

If the Company can recommence operations, adequate financing is obtained and development proceeds according to plan, EOSC's initial product is expected to be an integrated verification fingerprint reader for computer based data security applications. The prototype reader has the ability, through fingerprint biometrics, to verify the user, eliminating the need for passwords in multi-user user environments. The system verifies the user in less than a second, enabling controlled access to data and a secure audit trail of the end user for each document seen and/or modified.

Other Products and Applications

The Company believes that the installation of advanced biometric verification systems will accelerate the adoption of this technology for other applications. The core biometric technology developed for the workstation verification reader can be used, unaltered, for a series of biometric fingerprint products that the Company plans to introduce in the future. See "Risk Factors - Development Market; Uncertainty of Market Acceptance" and "Uncertainty of Product Development."


Product Development

Prior to suspending operations, the Company's product development efforts were focused on developing new products for the computer data security and access control system markets. The Company was developing biometric verification systems, based upon the Company's current technology, to meet computer data security requirements. The Company was also developing improvements to its core technology and the company plans to produce product improvements based on them. This development effort is being funded by private investment. There can be no assurance that the Company will be able to develop systems on a timely basis, if at all, or that if developed, the system will be commercially successful. See "Risk Factors - Uncertainty of Product Development."

The Company had a core team of engineers that were responsible for the development of key technologies (optics, cameras, processors, algorithms and software) and the concept development and design of the Company's products.





The Company had relied on a number of consulting firms and consultants to provide industrial design and other engineering capabilities needed. This allows the Company to staff tasks quickly and cost effectively if adequate financing could be obtained. The Company's goal would be to bring these capabilities in house as the Company grows to the point where it can support them on a continuous base.


Marketing and Sales

If the Company can recommence operations, adequate financing is obtained and development proceeds according to plan the Company plans to sell and market its products through the use of a number of indirect sales and marketing techniques in an attempt to stimulate demand for its products and services. The Company plans to market its products into vertical markets through value-added resellers
(VARs) and Original Equipment Manufactures (OEMs). The Company plans to utilize small internal sales and marketing staff. It plans to use manufactures representatives in areas where appropriate. See Risk Factors "Dependence on New and Uncertain Markets" and "Dependence on collaborative partners for product distribution."


Customer Service and Support

If operations can be recommenced the Company plans to provide a high level of VAR support to assist in the installation and integration of the Company's products into the VARs application software and their customers' Intranets. The Company plans to offer a number of customer support services, including applications support, training, and software upgrades.


Regulatory Issues and Industry Standards

Regulatory or legislative activities, in the U.S. and elsewhere, that are potentially bringing biometrics to the forefront and should improve market conditions for the biometric industry in general include:

Privacy legislation

Voter registration

Health care legislation

Passport control/border security

Welfare fraud legislation

Drivers license/ID

The United States over the past five years has been in a period of intense congressional and state legislative and executive branch privacy activity. The 1998 European Union Data Directive deadline and the likelihood of continuing technological and organizational threats to privacy suggest privacy will not soon fade as a consumer issue. For the business community, this means continued close attention to privacy developments, continued work on industry-wide and company privacy policies and principles, and perhaps most importantly, continued and strengthened commitment to handling personal information in a way that convinces decision makers that the business community is a responsible and trustworthy information steward.

An examination of both the current state of privacy legislation and the Administrations privacy proposals leaves little doubt that there will be a sector-by-sector approach to privacy. Proposed legislation addresses information privacy issues either by type of record (such as financial record or medical record), or by type of record subject (such as SSA account holders or children), or by type of user (such as Internet consumer).

In March 1998, a committee of the National Research Council released its report, for the Record: Protecting Electronic Health Information proposing practices n which could serve as guidelines for Health and Human Services (HHS) for improving the privacy and security of electronic patient records. The Committee recommended that hospitals, doctors offices, and insurance firms adopt technical and organizational security safeguards:

          Provide employees with unique identifiers and discipline employees who share identifiers or leave records unattended;

          Use additional access controls to restrict employees from obtaining information that is unnecessary for their jobs and utilize electronic audits;

          Use special software encrypted passwords, dedicated modem lines, and/or firewalls; and

          Encrypt information.

The committee also encouraged consideration of updating industry standards for protecting electronic health records.

The U.S. 103rd Congress produced approximately 100 bills and executive branch initiatives that involved business-privacy issues. These included access to public records information, comprehensive telecommunication reform (including a privacy mandate for the FCC) and health record reform legislation.

The need to provide appropriate Information System (IS) and OLTP system protection in heterogeneous computing environments has increased the sense of urgency for adopting security standards of all types: de facto, national, and international. There are major economic incentives for IS system manufacturers, software companies, and multinational IS users to promote consistent international security standards that foster interoperability on a worldwide scale.

Commercial companies seem to be less worried about secrecy and more concerned about authorizing access and changes to information. This emphasis on access and change authorization is a natural extension of the management and financial control objectives that are fundamental to good business practices.

Proprietary APIs have slowed the growth of biometrics for a wide range of applications where a vendor would like to use an out of the box system from anyone. An application vendor cannot be expected to write to every device on the market there are simply too many of them and they're not widely deployed. As APIs become available, the biometric verification system vendors will write system software to interface with (standard) APIs. A good example of the success of this approach for other technologies is the computer mouse.


Intellectual Property

Proprietary protection of the Company's products, technology, and processes is essential to its business. The Company's policy is to protect its technology by, among other things, filing or causing to be filed patent applications for technology that it considers important to the development of its business. The Company has filed one patent application for its unique optical design and intends to file additional patents, where appropriate, relating to technology, new products and product improvements. The use of patents to protect proprietary positions for electronic and optical systems is well founded within this industry. There can be no assurance, however, that patents will provide meaningful proprietary protection to the Company, given the uncertain and
complex   legal  and   factual   questions   relating   to  their   breadth  and
enforceability.

The Company also relies upon trade secrets, know-how, and continuing technological internal and external advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, consultants, and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These Agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and to provide ownership in the Company of proprietary technology developed by the Company. There can be no assurance; however, that these agreements will provide meaningful proprietary protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

EOSC's technical strengths are in optics, digital cameras, image processing and algorithms. Competitive advantage will be created by the development of unique optical, application specific integrated circuits (ASIC), application software, and algorithms. See Risk Factors - "Limited Protection of Intellectual property rights."


Competition

There are a number of competitors who are developing and producing fingerprint biometric products. Competitive information on companies with existing products and those companies currently in the development stage is available from two primary sources: PIN (a US publication) and The Biometric Reports (a UK publication). While both of these sources list companies developing or marketing fingerprint identification devices, a few of the competitors are large companies, most of the competitors are small and privately owned. It is difficult to obtain data on either their financial condition or marketing strategies. Several companies provide similar equipment and software. They include Sony Corporation, Digital Biometrics Inc., Identix Inc., Identicator Technologies, Inc., Digital Persona., Mytec, Inc., American Biometric Company, Printrak International Inc. Mytec, Inc., and the National Registry, Inc. Identix Inc. and Digital Biometrics Inc. are US public companies. Most of the competitors are small privately held companies.

The industry is an emergent industry and the financial performance of the companies reflect it.

EOSC also faces competition from non-biometric technologies such as PINs, Time Sensitive Code Cards and Smart Cards.


Manufacturing

If operations can be recommenced , the Company plans to establish manufacturing operations that consist primarily of assembly, test, burn-in and quality control. The Company plans to rely on outside manufacturers to produce sub-assembly components including its optic lens, printed circuit boards, and other components for the ultimate finished product. The Company believes that for the expected demand of its products, these components should be readily available and that it should not be reliant on any single manufacturer or supplier for its components.

The Company plans to purchase a major portion of the parts and peripheral components for its products. Most parts and materials are readily available from several supply sources.

The Company intends to produce its products at its U.S. facility.

Employees

On March 13, 1998, the date of the SEC action, the Company had 7 full time employees, of whom 4 were engaged in product development and manufacturing and the remaining 3 in sales and marketing, general and administrative. As of July 31, 1998, the Company had 3 full time employees.


Item 1 (a).       Executive Officers of the Company

         The Executive Officers of the Company are as follows:

         Name                       Age     Position

         Charles B. Weaver          57      President, Chairman of the Board,
                                            and Chief Executive Officer

         James F Callahan           47      Vice President Manufacturing

         George G. Clarke           46      Vice President Marketing

Charles B. Weaver, President, Chairman of the Board and Chief Executive Officer. Charles B. Weaver was a founder of WTS Transnational, Inc. the Predecessor Company to the registrant, in 1990. Prior to founding WTS, Mr. Weaver held positions of Business Area Manager and Program Manager for the Honeywell Electro-Optics Division of Honeywell, Inc. during his 15 years tenure. Prior to joining Honeywell Electro-Optics, he was a Senior Systems Engineer for Texas Instruments. He holds a Bachelor of Arts degree in Physics from Oklahoma City University and participated in Graduate Studies in Physics at Texas A&M.

James F. Callahan, Vice President Manufacturing. Prior to becoming Vice President Manufacturing in 1994 of WTS Transnational, Inc., Mr. Callahan was responsible for Production Control at American Surgical Technologies Inc. (1992-1994) and Materials Manager of Autograhix, Inc. (1990-1992).
Prior thereto, he spent 18 years at Honeywell's Electro-Optics Division in a number of manufacturing related positions.

George G. Clarke, Vice President of Marketing & Sales. Prior to joining the company in February 1998, Mr. Clarke was Regional Manager - Marketing & Sales since 1991 and National Account Manager (1988-1991) of Goddard Technology a developer of imaging systems and software products. Mr. Clarke has a BS degree from the University of Toronto, Canada.


Item 2.   Properties

As of December 31, 1997, the Company had facilities in Acton, Massachusetts where it leased and occupied a total of approximately 6,000 square feet of space

The description of the lease terms is incorporated by reference from Note 5 to the Consolidated Financial Statements. On the June 25, 1998, the company ceased operations at this facility and negotiated a termination of the lease with no further financial obligations or penalties.

The Company is currently using facilities in Maynard, Massachusetts where it leases as a tenant at will and occupies 800 square feet of space.


Item 3.   Legal Proceedings

A class action lawsuit, case number 98CIV.6403, Alan Fellman, et al., on behalf of himself and all others situated vs. Electro Optical Systems Corp., Charles Weaver, et al in September 10, 1998 by shareholders who purchased the Company's stock from December 18, 1997 to March 27, 1998 inclusive, and who are claiming damage in the United States District Court, Southern District of New York. The Company presently has no capital, no operations and no source of additional financing. Nonetheless, the Company intends to defend its position, however, given its present financial situation, the Company's ability to defend against this action this action will be extremely limited.

The Company is a defendant in an action commenced by the Securities and Exchange Commission (SEC) in the United States District Court for the Southern District of New York on March 13, 1998 captioned SEC v. Cavanaugh, et al. (the SEC Litigation). In the SEC Litigation, the SEC alleges that various defendants, including the Company, engaged in a pattern of conduct having the purpose and effect of manipulating the price of the common stock of the Company since December 1997 when Curbstone Acquisition Corporation (Curbstone), a public company having no operations, acquired WTS Transnational Corp. (WTS) and changed its name to Electro-Optical Systems Corporation. Those other defendants accused of manipulation include, inter alia, the former controlling shareholders of Curbstone; the former financial adviser of the Company, U.S. Milestone Corp., and affiliates who had arranged the acquisition of WTS by Curbstone; and William Levy, a lawyer for U.S. Milestone Corp. who formerly acted as lawyer for the Company. No officer, director or employee of the Company is named as a defendant. The complaint alleges violations of Sections 5 and 17 (a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all of the defendants, including the Company. The Court entered an ex parte temporary restraining order on March 13, 1998 that froze the assets of all of the defendants, including the Company, and enjoined the defendants from raising additional funds. In addition, trading of the Company's stock over the OTC bulletin board was frozen for ten days. The Company plans to request reinstatement.

After the commencement of a hearing on the SEC's motion for a preliminary injunction, and prior to the Court issuing its opinion on April 23,1998, the SEC and the Company agreed to a stipulation entered as an order of the Court on April 15, 1998, pursuant to which: (i) the SEC withdrew its motion for a preliminary injunction against the Company;

(ii) the temporary restraining order against the Company was dissolved; (iii) the Company is free to expend existing funds on reasonably necessary business expenses, excepting payments of any deferred salary to management and any payment to any other defendant; and (iv) the Company will provide the SEC with a summary of its expenditures on a periodic basis.

The Company has no continuing association with any of the other defendants in the SEC Litigation who are alleged to have carried out the alleged manipulative scheme and expressly disassociates itself from the alleged conduct of such defendants. The former controlling shareholders of Curbstone no longer have a controlling position in the Company and have no influence over the Company's ongoing affairs. U.S. Milestone and its principals are no longer acting as financial advisers to the Company and have no influence over the Company's ongoing affairs, except to the extent that it claims to have an ownership interest in approximately 2.1 million shares of the Company's common stock. An additional 2,108,482 were purchased in a private transaction arranged by U S Milestones and 857,081 shares are held by business acquaintances of U S
Milestones received in connection with the reverse acquisition and related financing. Mr. Levy is no longer engaged as a counsel to the Company and has no influence over the Company's ongoing affairs, except to the extent that he owns 500,000 shares of the Company's common stock. None of the other defendants is an officer, director, employee or advisor to the Company.

The Company understands that the SEC's investigation of the matters alleged in the complaint in the SEC Litigation is ongoing. The Company intends to co-operate with this investigation. The President ,Charles Weaver, has asserted his right against self-incrimination in response to questions raised by the SEC pertaining to its investigation.

The Company seeks to continue the development of its principal product, a fingerprint identification device having a variety of potential security-related applications. The Company is exploring alternatives for additional financing in order to achieve its business objectives. Before the commencement of the SEC Litigation, the Company had anticipated that U.S. Milestone would provide or arrange for up to $3 million in additional financing. In light of the current circumstances, such financing is expected to be unavailable. If the Company is unable to obtain adequate additional financing, its ability to continue as a going concern or to survive in its present state is extremely doubtful.


Item 4.   Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of security holders after the reverse acquisition of the Company of December 18, 1997.


                                     Part II


Item 5.   Market for Registrants Common Equity and Related Stockholder Matters

Market Information - The Company's Common Stock, $.0001 par value (Common Stock) was quoted on the NASDAQ OTCBB under the symbol (EOSC.) The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated. No trading has occurred since the trading on the NASDAQ OTCBB of the Common Stock was frozen on March 13, 1998.

                                                      High            Low

     December 18 -    December 31, 1997               7.00            .47
     January 1   -    March 31, 1998                  6.593          3.19
     April 1     -    July 31, 1997                   N/A            N/A

Number of holders- As of December 31, 1997, there were approximately 204 holders of record of the Company's common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name or each respective depository, bank or broker.

Dividend Policy - The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

Recent Sales of Unregistered Securities - The following information is furnished with regard to all securities issued by the Registrant within fiscal 1997 which were not registered under the Securities Act.

Prior to the consummation of the Company's acquisition of WTS (the "WTS Acquisition") in exchange for 15,488,120 shares of the Company's common stock, the Company (then named Curbstone Acquisition Corp.) had outstanding 3,488,217 shares of common stock. On December 19, 1997, Curbstone issued 1,054,240 shares of its common stock to foreign investors in a private placement under Regulation S (the "Private Placement") at a per share price of $.47 which generated $500,000 in gross proceeds to the Company. In addition, the Company issued 1,054,241 shares of its common stock on December 19, 1997 in full repayment of a $500,000 loan advance made to WTS in November of 1997 (the "Loan Payment"). As of February 17, 1998, the Company has 21,084,818 outstanding shares of common stock. The Company had arranged a $300,000 bridge loan (convertible note) through US Milestone in anticipation of a $3,000,000 investment. There are currently no other options, warrants, or other convertible securities outstanding.

The securities issued in such transactions were not registered under the Securities Act, as amended, in reliance upon the exemptions from registration set forth in Section 3(b) and 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering.


Item 6.   Selected Financial Data

The following table contains certain selected consolidated financial data of WTS prior to the transaction and to the Company post transaction on a consolidated basis and is qualified in its entirety by the more detailed Unaudited Consolidated Financial Statements included herein. This information provided herein has not been audited by independent public accountants. Although the Company does not expect any material changes, there can be no assurance that such changes will not occur if the Company is able to appoint new independent public accountants to complete the audit. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Unaudited Consolidated Financial Statements appearing elsewhere herein.



        Unaudited Consolidated Balance Sheet and Statements of Operations



Consolidated Statement of Operations Data:

                                                                December 31

                                                1994          1995           1996            1997
                                               (Dollars in thousands, except per share data)

Revenues                                      $1,360          $672           $  -            $  -
Cost of revenues                                 884           373              -               -

Gross margin                                     476           299              -               -

Operating expenses:
    Research and development                       -             -            205              88
Selling and marketing                             41           162            131               7
General and administrative                       468           389            123             259

Total operating expenses                         509           551            459             354

Income (loss) from operations                    (33)         (252)          (459)           (354)
Interest and other income
    (expense), net                                (1)          (-)              -               -

Income (loss) before
    income taxes                                 (32)         (252)          (459)           (354)
Provision for income taxes                         -             -              -               -

  Net income (loss)                           $  (32)       $ (252)        $ (459)         $ (354)

Net income (loss) per
    common and common
    equivalent share                          $ (.01)      $ (.08)        $ (.04)        $ (0.02)

Weighted average number
    of common and common
    equivalent shares
    outstanding                                2,201         3,057         10,901          21,083


Consolidated Balance Sheet Data:
(Dollars in thousands)



                                                1994          1995           1996            1997

Working capital                                  $72         $(297)         $(643)          $(149)
Total assets                                     203            21              -             584
Stockholders' equity
    (deficit)                                     91          (284)          (643)           (121)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis should be read in conjunction  with "Item
1. Business," "Item 6. Selected Financial Data," the Company's Unaudited Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.


Overview

Curbstone  Acquisition  Corp.  created   Electro-Optical   Systems  Corp.
(EOSC)  through  the  acquisition  of  WTS
Transnational, Inc. (WTS) on December 18, 1997 by acquiring all the issued and outstanding shares of WTS. At the completion of the acquisition, Curbstone changed its name to "Electro-Optical Systems Corp." and the OTC Bulletin Board symbol changed to (EOSC) from ("CBSO"). The management of Curbstone resigned in favor of the management of WTS.

On December 18, 1997, Curbstone Acquisition Corporation (Curbstone) acquired Electro Optical Systems Corp. (EOSC), formerly WTS Transnational Inc., in which Curbstone acquired the outstanding stock of EOSC in exchange for 15,488,120 shares of Curbstone's common stock or 73% of Curbstone. In connection with the acquisition, the Company changed its name to Electro-Optical Systems Corporation. Prior to the acquisition, Curbstone had no operating business. EOSC is a development stage company, which is developing for commercial use state-of-the-art systems for the information and security and access control market segments. As a result of the acquisition, the Company's primary business is the business of WTS. For accounting purposes, the acquisition is treated as a recapitalization of Curbstone with WTS as the acquirer (reverse acquisition).

The number of shares of common stock that each holder of the WTS capital stock received in the acquisition was determined by multiplying the number of shares of WTS capital stock held by each holder by the exchange ratio 336.83. In connection with the acquisition, EOSC issued 2,108,481 shares of common shares to certain investors resulting in net proceeds of approximately $835,000.

The Unaudited Consolidated Balance Sheet as of December 31, 1997 and the Unaudited Combined Statement of Operations for the year ended December 31, 1997 give effect to the acquisition accounted for under the reverse acquisition purchase method of accounting. The financial information for the year ended December 31, 1996 for Curbstone have been derived from the financial statements of Curbstone which have been audited by McBride and Reeves, CPA's. The financial information for the year ended December 31, 1995 and 1996 for EOSC have been derived from the financial statements of EOSC which have been audited by Arthur Andersen LLP. The unaudited financial statements as of December 31, 1997 have been derived from the unaudited financial statements of EOSC and Curbstone, respectively. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for such period.

The Unaudited Combined Financial Information is based on the historical financial statements of EOSC and Curbstone under the assumptions and adjustments set forth in the accompanying Notes to the Unaudited Combined Financial Information.

The adjustments are based on the reverse acquisition method of accounting, which provides that the net assets of the acquired company (Curbstone) be recorded at their historical cost, which approximates fair value.

WTS started business as an engineering consulting company in 1990 and began developing biometric fingerprint technology and systems. In 1994, on a contract basis. WTS produced and shipped 20 fingerprint biometric reader systems in 1995 fulfilling a contract from a biometric company. In 1995 WTS started to develop its own fingerprint biometric core technology based on its strengths in optics, cameras, and image processing. It recognized the potential for these technologies and has been exploring ways to exploit this technology and to attract investors to continue development and commercialization of products based on these core technologies.

As a development stage company the company will not have Revenue until the launch of its initial product.

Prior to the commencement of the SEC Litigation, the Company anticipated that U.S. Milestone would provide or arrange for up to $3 million in additional financing. In light of the current circumstances, such financing is expected to be unavailable. The Company seeks to continue the development of its principal product, a fingerprint identification device having a variety of potential security-related applications. The Company is exploring alternatives for additional financing in order to achieve its business objectives. If the Company is unable to obtain adequate additional financing, its ability to complete the development of its proposed product and to manufacture the product for availability in the commercial market is doubtful.


Reverse Acquisition

Prior to the consummation of the Company's acquisition of WTS (the "WTS Acquisition") in exchange for 15,488,120 shares of Electro-Optical Systems Corp.
(EOSC) common stock, EOSC (then named Curbstone Acquisition Corp.) had outstanding 3,488,217 shares of common stock. On December 18, 1997, Curbstone issued 1,054,240 shares of its common stock to foreign investors in a private placement under Regulation S (the "Private Placement") at a per share price of $0.47 which generated $500,000 in gross proceeds to the Company. In addition, the Company issued 1,054,241 shares of its common stock on December 18, 1997 in full repayment of a $500,000 loan advance made to WTS in November of 1997 (the "Loan Payment"). As of February 17, 1998, Electro has outstanding 21,084,818 shares of common stock; there are currently no options, warrants securities outstanding.


Results of Operations

For the periods indicated, the following table sets forth the percentage of revenues represented by the respective line items in the Company's consolidated statement of operations:

                                                   Year Ended
                                                   December 31,

                                           1995        1996        1997

Revenues                                  100.00%       -           -
Cost of revenues                           55.53        N/A         N/A

    Gross margin                           44.47        N/A         N/A

Operating expenses:
    Research and development                0.00        N/A         N/A
    Selling and marketing                  24.09        N/A         N/A
    General and administrative             57.78        N/A         N/A

               Total operating expenses    81.87        N/A         N/A


Income from operations                    (37.40)       N/A         N/A
Interest and other income, net              (.01)       N/A         N/A

Income before income taxes                (37.41)       N/A         N/A

Provision for income taxes                   0.00       N/A         N/A

    Net income                           (34.41%)       N/A         N/A



Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

Revenues.   The Company generated no revenues in fiscal 1997.

Gross Margin. The Company produced no goods for sale in either fiscal 1996 or fiscal 1997, therefore had no cost of sales.

Research and Development Expenses. Research and development expenses were $88,000 in fiscal 1997 the decrease in research and development expenses in fiscal 1997 was primarily due to the reduction of engineering personnel and outside consultants working on the development of new products.

Selling and Marketing Expenses. Selling and marketing expenses were approximately $7,000 in fiscal 1997.

General and Administrative Expenses. General and administrative expenses were $260,000 in fiscal 1997. The increase in general and administrative expenses in fiscal 1997 was primarily attributable to an increase in personnel and related costs as well as additional overhead costs as the headcount for the Company increased. The Company anticipates that general and administrative costs will continue to increase in anticipation of continued growth in fiscal 1998.

Litigation Expenses. The Company incurred no litigation expenses in fiscal 1997.

Interest Income.  None.

Provision for Income Taxes.  None.


Liquidity and Capital Resources

Since inception, WTS, and now the Company, has funded its operations and capital expenditures through internally generated cash flow, and proceeds from a private offering. In December 1997 and January 1998, the Company received total gross proceeds of $1.0 million from a private offering of its Common Stock. The Company also received $300,000 in the form of a note payable bearing interest at 7% per annum. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Prior to the commencement of the SEC Litigation, the Company had anticipated that U.S. Milestone would provide or arrange for approximately $3 million in additional financing. Currently, the additional financing is unavailable. The Company seeks to continue the development of its principal product, a fingerprint identification device having a variety of potential security-related applications. The Company is exploring alternatives for additional financing in order to achieve its business objectives. If the Company is unable to obtain adequate additional financing, its ability to complete the development, manufacturing and marketing of its proposed product. is uncertain.

On December 31, 1997, the Company had working capital of $(149,000) including approximately $455,000 in cash and cash equivalents. As of the date of this filing the Company has a net deficit in working capital.

During the fiscal year ended December 31, 1997, the Company's net cash used in operating activities was approximately $415,000. During that period, net income and depreciation and amortization expenses were essentially zero. There were no inventories or accounts receivable.

During the fiscal year ended December 31, 1997, net cash provided by financing activities was approximately $877,000, primarily attributable to the receipt of net proceeds of approximately $835,000 from the private offering of the Company's common stock and approximately $42,000 of proceeds from convertible notes.

The Company does not currently have any significant capital commitments.


Recent Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share, as defined. Diluted net loss per common share is the same as basic net loss per share as the Company has no potentially dilutive common shares. The pro forma weighted average shares of EOSC are calculated based upon the exchange ratio of 336.83 shares of Curbstone for one share of EOSC.


Risk Factors

This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

Uncertainty of SEC investigation, no operations, lack of financing. The Company has not had operations since March 13, 1998, due to a temporary restraining order obtained against the Company by the SEC as part of its investigation of the Company and its former directors and officers. Although the order was eventually lifted as part of a settlement with the SEC, the Company has not been able to recommence operations because of a lack of financing. The Company had been negotiating additional financing with U.S. Milestone prior to the commencement of the SEC Litigation. In light of the circumstances, however, such funding is expected to be unavailable. While exploring alternative financing sources, the Company has had difficulty obtaining financing due to uncertainty created by the ongoing SEC litigation. If the Company is unable to secure adequate financing, the Company's ability to complete the development of its proposed product and to manufacture the product for distribution in the commercial market is extremely doubtful.

Developing Market; Uncertainty of Market Acceptance. Rapid technological change and evolving industry requirements characterize the market for the Company's products. The Company believes that its future success will depend in large part upon its ability to enhance its existing core technology and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. There can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

Limited Operating History, Accumulated Net Losses. From its commencement of business in 1990, the Company has been principally engaged in organizational, development and marketing activities. Through December 31, 1997, the Company has reported an accumulated net loss of approximately $1,063,933 and has had only limited revenues. The Company has incurred additional losses from December 31, 1997 to date. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

NASDAQ SmallCap Market Eligibility and Maintenance Requirements; Delisting of Securities from the NASDAQ SmallCap Market. EOSC was listed as a defendant in a stock manipulation lawsuit on March 13th, 1998. The Company was delisted from the NASDAQ SmallCap Market at that time. The Company plans to apply to have its stock relisted. If the Common Stock were excluded from the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them. The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the SmallCap Market. Additional investment funding may be required to meet these Maintenance Requirements.

Significant Fluctuations and Unpredictability of Operating Results. The Company's success will depend upon its ability to enhance its existing products, and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

Lengthy Sales Cycle. The Company expects sales effort with potential customers to be extended over several years. Customers may initially purchase one or a few units for extensive testing and evaluation before making a decision regarding volume purchases and, in certain circumstances, the Company may provide a potential customer with a demonstration unit for beta testing and evaluation free of charge. Delays in anticipated purchase orders could have a material adverse effect on the Company's business and financial condition. See "Risk Factors-Significant Fluctuations and Unpredictability of Operating Results" and
Item 1." Business-Marketing and Sales."

Uncertainty of Product Development. The Company's success will depend upon its ability to enhance its core technology, and to develop new products to meet customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

Rapid Technological Change. Rapid technological change and evolving industry requirements characterize the market for the Company's products. The Company believes that its future success will depend in large part upon its ability to enhance its existing core technology and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. There can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

Competition. The markets for the Company's products are highly competitive. The Company's systems compete against Optical and Silicon based sensors as well as other competing technologies, including Card Technologies, Personal Identification Numbers (PIN) or passwords, and Token Technologies. Certain of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company. In addition, other major corporations have recently announced their intention to enter the verification market and currently have systems in development. None of the Company's products have been certified by any testing agency such as the International Computer Security Association. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. See "Item 1. Business-Competition."

Limited  Protection of  Intellectual  Property  Rights.  The  Company's  success depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has pending one patent application in the United States. In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of the United States patent application. There can be no assurance that any of the Company's patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products and technology, or that the Company's current or future products, processes or technology will not be challenged under patents held by competitors or potential competitors. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

Risks Associated with Possible Acquisitions. The Company intends to pursue potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. There can be no assurance that the Company will be able to identify any appropriate acquisition candidate. If the Company identifies an acquisition candidate, there can be no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired business, products or technologies into the Company's existing business and products. Furthermore, the negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources, and require the Company to use working capital to consummate a potential acquisition. There can be no assurance that a given acquisition, whether or not consummated, would not have a material adverse effect on the Company's business or financial condition. If the Company consummates one or more significant acquisitions in which consideration consists of Common Stock, stockholders of the Company could suffer significant dilution of their interests in the Company. See "Risk Factors-Management of Growth."

Concentration of Ownership; Control by Management. As of December 31, 1997, the Company's executive officers, directors and their affiliates and members of their immediate families beneficially owned approximately 57% of the outstanding shares of Common Stock, excluding shares issuable upon exercise of options and warrants. As a result, these stockholders, if acting together, will be able to exert substantial influence over actions requiring stockholder approval, including the election of directors, amendments to the Company's Restated
Certificate of Incorporation, mergers, sales of assets or other business acquisitions or dispositions.


Item 8.   Financial Statements and Supplementary Data

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report. This information provided therein has not been audited by independent public accountants. Although the Company does not expect any material changes, there can be no assurance that such changes will not occur if the Company is able to appoint new independent public accountants to complete the audit.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


               The Company's independent public accountant, Arthur Andersen LLP ("AA") resigned as of September 28, 1998, which was reported on the periodic report filed September 25, 1998. AA's reports on the financial statements for the Registrant's fiscal years ended December 31, 1996 and the year ended
  December 1995 included an explanatory paragraph regarding the Registrant's ability to continue as a going concern. AA did not complete its audit of the Registrant's financial statements for the fiscal year ended December 31, 1997. The foregoing notwithstanding, the reports of AA did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to audit scope or accounting principles. There were no disagreements between the Registrant and AA during Fiscal 1995, Fiscal 1996 and the subsequent periods on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused AA to make reference to the subject matter of the disagreements in connection with its reports. This change was reported on a Form 8-K, filed September 25, 1998.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


Current Capital Structure

Prior to the consummation of the Company's acquisition of WTS (the "WTS Acquisition") in exchange for 15,488,120 shares of the Company's (previously named Curbstone Acquisition Corp) common stock, the Company had outstanding 3,488,217 shares of common stock. On December 19, 1997, Curbstone issued 1,054,240 shares of its common stock to foreign investors in a private placement under Regulation S (the "Private Placement") at a per share price of $.47 which generated $500,000 in gross proceeds to the Company. In addition, the Company issued 1,054,241 shares of its common stock on December 19, 1997 in full repayment of a $500,000 loan advance made to WTS in November of 1997 (the "Loan Payment"). As of February 17, 1998, the Company has outstanding 21,084,818 shares of common stock; there are currently no options, warrants, or other convertible securities outstanding.

The following table sets forth the names and ages of the Company's current Officers and Directors. Officers are generally elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders or until their successors have been elected and have qualified. The former officers and directors of Curbstone resigned at the time of the WTS Acquisition, and certain of the officers of WTS became officers of the Company at the time.

The following table lists the executives and directors of the Company:


                                                                                   Amount and
                                                                  Position         Nature of          Percent
                                                                    with          Beneficial            of
Name                                  Age         Since          Registrant        Ownership           Class

Charles B. Weaver                      57          1997          President,       7,430,155          35.24%
                                                                 CEO

James Callahan                         47          1997          VP                 547,082           2.60%
                                                                 Manufacturing

Charles Weaver, President, CEO and Chairman of the Board. Charles B. Weaver is the President of the Company and was the founder of WTS Transnational, Inc. in 1990. Prior to founding WTS, Mr. Weaver held positions of Business Area Manager and Program Manager for the Honeywell Electro-Optics Division of Honeywell, Inc. during his 15 years tenure. Prior to joining Honeywell Electro-Optics, he was a Senior Systems Engineer for Texas Instruments.
He holds a Bachelor of Arts degree in Physics from Oklahoma City University and participated in Graduate Studies in Physics at Texas A&M.

James Callahan, Vice President Manufacturing. Prior to becoming Vice President Manufacturing in 1994 of WTS Transnational, Inc., Mr. Callahan was Production Control Supervisor of Corning OCA, Inc. (1992-1994) and Materials Manager of Autograhix, Inc. (1990-1992). Prior thereto, he spent 18 years at Honeywell's Electro-Optics Division in a number of manufacturing related positions.

Item 11.  Executive Compensation

Post-merger

The following table sets forth certain information concerning annual, long term and other compensation received during the fiscal year ended December 31 1997, by officers of the Company.


                                                                                     Long
Name and Principal               Fiscal                                               Term               All
Position                          year            Salary             Bonus       Compensation           Other

Charles B. Weaver
President, CEO                    1997            $9,000              N/A             N/A                N/A

James Callahan
VP Manufacturing                  1997            $5,962              N/A             N/A                N/A


Post-merger Compensation of Directors - There was no regular meetings of the Board of Directors and no director of the Registrant received any compensation during the fiscal year ended December 31, 1997.

Post-merger Employment Contracts/Stock Incentive Plans - No employment contracts or stock incentive plans were adopted or granted by the Registrant during the fiscal year ended December 31, 1997.

Pre-merger

Pre-merger Compensation of Officers - No executive officer of Curbstone received any compensation during the fiscal year ended December 31, 1997.

Pre-merger Employment Contracts/Stock Incentive Plans - No employment contracts or stock incentive plans were adopted or granted by the Registrant during the fiscal year ended December 31, 1997.

Pre-merger Compensation of Directors - There was no regular meetings of the Board of Directors and no director of the Registrant received any compensation during the fiscal year ended December 31, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information, to the extent known by the Registrant, as to the persons and companies who owned beneficially more than five percent (5%) of the outstanding shares of the Common Stock of the Registrant at the close of business on December 31, 1997, and the beneficial ownership of the Registrant, as a group, as of such date. The number of shares held by each Director is set forth in Item 10 herein above.

                                                  Amount and Nature of
                  Name and Address                Beneficial Ownership         Percent of Class

                  Charles B. Weaver               7,430,155                    35.24%
                  36 Nason  Street
                  Maynard,  MA 01754

                  US Milestone                    2,108,481                    10.00%
                  417 Surf Avenue
                  Stanton Island, NY 10307

                  AGIRA Trading, Ltd.             1,054,241                     5.00%
                  Morgan & Morgan Trust Corp. LTD
                  Pasea Estate
                  PO Box Road Town Tortola
                  British Virgin Islands

                  Optimum Fund                    1,054,241                     5.00%
                  George Town
                  Grand Cayman
                  Cayman Island BWI

                  All Directors and              10,878,162                    51.59%
                  Officers as a Group

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

  (1)     Financial Statements                                            Page

          Consolidated Balance Sheets as of December 31,
          1996 and 1997                                                   F-1

          Consolidated Statements of Operations for the years ended
          December 31, 1994, 1995, 1996 and 1997                          F-2

          Consolidated Statements of Stockholders' Equity (Deficit) for
          the years ended December 31, 1990 through 1997                  F-3

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1996 and 1997                                F-4

          Notes to Consolidated Financial Statements                      F-5


    (2) Financial Statement Schedules

          Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto. This information provided therein has not been audited by independent public accountants. Although the Company does not expect any material changes, there can be no assurance that such changes will not occur if the Company is able to appoint new independent public accountants to complete the audit.

     (3)  Listing of Exhibits

Exhibit                             Reference
 No

     *3.1       Restated  Certificate of Incorporation.

      3.2 By-laws of the Company (incorporated herein by reference to exhibit 4.2 of the Form S-8 filed November 6, 1996).

     *4.1       Specimen Certificate for shares of
                the Company's Common Stock

     *10.3      Convertible note between the Company
                and Agira trading.

      *27       Financial Data Schedule

                                     * Filed herewith

     (4)Reports on Form 8-K . The following report was filed on Form 8-K by the Company during the last quarter of the period reported by this report.

        (i) A report on Form 8-K filed December 22, 1997, reporting the acquisition of WTS Transactional Corporation, as amended on February 13, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELECTRO-OPTICAL SYSTEMS CORP.



Dated:   October 2, 1998              By /s/Charles B. Weaver
                                               Charles B. Weaver
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                                Date


/s/Charles B. Weaver     Principal Executive &             October 2, 1998
Charles B. Weaver        Financial Officer

                          ELECTRO-OPTICAL SYSTEMS CORP.

                           A Development Stage Company

                      Unaudited Consolidated Balance Sheets

                                                                          Year Ended December 31,
                                                                            1996             1997
                                                                         Audited        Unaudited
ASSETS

    Current Assets:

    Cash and Cash Equivalents                                           $      -         $454,537

    Due From Officer                                                           -          100,969

       Total Current Assets                                                    -          555,506

    Property:

    Office Equipment                                                      14,654            8,356

    Accumulated Depreciation                                             (14,654)            (232)


    Net Property                                                               -            8,124

    Other Assets:

    Deposits                                                                   -           19,940

       Total Other Assets                                                      -           19,940

    TOTAL ASSETS                                                               -          583,570


LIABILITIES & STOCKHOLDERS' DEFICIT

    Current Liabilities:

    Notes Payable                                                          7,000            8,236

    Accounts Payable                                                     333,972          267,533

    Accrued Payroll and Taxes                                            212,326          325,751

    Accrued Expenses                                                      90,000          103,003


       Total Current Liabilities                                         643,298          704,523

    Stockholders' Equity:

    Common Stock                                                         100,309            2,109

    Capital in Excess of Par                                                   -          975,100

    Accumulated Deficit                                                 (743,607)      (1,098,162),

       Total Stockholders' Deficit                                      (643,298)        (120,953)



    TOTAL LIABILITIES AND STOCKHOLDER'S

    DEFICIT                                                            $       -      $   583,570




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          ELECTRO-OPTICAL SYSTEMS CORP.


                 Unaudited Consolidated Statements of Operations



                                                                           Year Ended December 31,

                                                         1994              1995             1996              1997



INCOME

    Revenues                                       $ 1,359,605         $ 672,472         $      -          $      -

    Cost of Revenues                                   883,558           373,392                -                 -

    Gross Profit                                       476,047           299,080                -                 -

OPERATING EXPENSES

    Research and Development                                 -              -             205,239            87,709

    Sales and Marketing                                 41,392           161,981          131,237             7,045

    General and Administrative                         467,842           388,586          122,586           259,801

    Total Operating Expenses                           509,234           550,567          459,062           354,555

    Other Income (Expense)                               1,446               (79)               -                 -



    NET LOSS                                        $  (31,741)       $ (251,566)      $ (459,062)        $(354,555)



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          ELECTRO-OPTICAL SYSTEMS CORP.


       Unaudited Consolidated Statements of Stockholders' Equity (Deficit)

                                        Deficit
                                                                            Accumulated in the
                                      Common stock                            Development stage
                                      Number of
                                      shares                par value          Total


INCEPTION, OCTOBER 9, 1990           $  -                   $ -             $ -                 $ -                     $

    Issuance of common stock         5,400                  54                -                 54
    Net loss                            -                     -              (77)              (77)


BALANCE, DECEMBER 31, 1990           5,400                  54               (77)              (23)
    Net income                          -                     -               13                13

BALANCE, DECEMBER 31, 1991           5,400                  54               (64)              (10)
    Net income                          -                     -              204               204

BALANCE, DECEMBER 31, 1992           5,400                  54               140               194
    Net loss                            -                     -           (1,378)           (1,378)

BALANCE, DECEMBER 31, 1993           5,400                  54            (1,238)           (1,184)
    Issuance of common stock         3,400                  34                 -                34
    Net loss                            -                     -          (31,741)          (31,741)

BALANCE, DECEMBER 31, 1994           8,800                  88           (32,979)          (32,891)
    Issuance of common stock           600                  66
    Net loss                            -                     -         (251,566)         (251,566)

BALANCE, DECEMBER 31, 1995           9,400                  94          (284,545)         (284,451)
    Issuance of common stock
     for services                   21,475             215,215
    Issuance of common stock         1,625             100,000                 -           100,000
      Net loss
                                  (459,062)           (459,062)

BALANCE, DECEMBER 31, 1996          100,309             32,500          (743,607)         (643,298)
  Reversal of no par value common
     stock                          (32,500)          (100,309)         (100,309)
  Recording of par value
     ($.0001) of shares
     issued to EOSC              15,488,122              1,549            98,760                      100,309
 Conversion of WTS note
     Payable                         41,900             41,900

 Conversion of Notes Payable      1,054,241                105           499,895           500,000

 Sale of common stock             1,054.241                105           334,895           335,000

Issuance of common to
   US Milestone
   pending sale to
   third parties                  3,488.215                350              (350)

Net Loss                           (354,555)          (354,555)

Balance at December 31,1997      21,084,818              2,109           975,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          ELECTRO-OPTICAL SYSTEMS CORP.


                 Unaudited Consolidated Statements of Cash Flows

                                                               Year Ended December 31,

                                                          1995              1996             1997



Cash Flows from Operating Activities:

Net Loss                                            $ (251,566)       $ (459,062)      $ (354,555)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
    Compensation expense                                     -               215                -
    Depreciation                                         7,300             4,254              232
    Changes in assets and liabilities:
      Accounts receivable                               51,432                 -                -
      Accounts receivable n Officer                          -                 -         (100,969)
      Accounts payable                                 132,843           141,789          (66,439)
      Accrued payroll and taxes                         75,230           137,096          113,425
      Other accrued expenses                           (35,852)           51,593           13,003
      Increase (Decrease) in other Assets                  299             8,179          (19,940)
                                                     ---------         ---------           ------

Net cash provided by (used in)
operating activities                                   (20,314)         (115,936)        (415,243)
                                                        ------           -------          -------


Cash Flows from Investing Activities:

    Purchase of office equipment                             -                 -           (8,356)

Net cash provided by (used in)
    investing activities                                     -                 -           (8,356)
                                                                                            -----

Cash Flows from Financing Activities:

    Proceeds  from notes payable                             -             7,000           43,136
    Conversion of notes payable to common stock              -                 -                -
    Sale of common stock, net                                6           100,000                -
    Issuance of common stock, net                            -                 -          835,000
                                                      --------          --------         --------

Net cash provided by (used in)
financing activities                                         6           107,000          878,136
                                                             -          --------         --------


Net Increase (Decrease) in Cash                        (20,308)           (8,936)         454,537

Cash and Cash Equivalents,
Beginning of Period                                     29,244             8,936                -
                                                        ------          --------         --------

Cash & Cash Equivalents,
End of Period                                         $  8,936          $      -         $454,537


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          ELECTRO-OPTICAL SYSTEMS CORP.

                          (A DEVELOPMENT STAGE COMPANY)



                          NOTES TO FINANCIAL STATEMENTS


(1)       OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          Electro-Optical Systems Corp. (the Company), formerly WTS Transnational Corporation Inc. (WTS), is a development stage company which is developing for commercial use state-of-the-art fingerprint biometric systems for the information security and access control market. Revenues generated by the Company in 1994 and 1995 were for consulting services provided to other companies.

          On December 18, 1997, Curbstone Acquisition Corporation (Curbstone) acquired the outstanding stock of WTS in exchange for 15,488,120 shares of Curbstone's common stock or 73% of Curbstone. For accounting purposes, the acquisition is treated as a recapitalization of
          Curbstone  with  WTS  as  the  acquirer  (reverse   acquisition).   In
          connection with the acquisition, the Company changed its name to Electro-Optical Systems Corporation (EOSC). Prior to the acquisition, Curbstone had no operating business. As a result of the acquisition, the Company's primary business is the business of WTS. In connection with the acquisition, EOSC issued 2,108,481 shares of common stock to certain investors resulting in net proceeds of approximately $835,000 to the Company.

          The Company is subject to risks common to rapidly growing, technology-based companies, including a limited operating history, dependence on key personnel, rapid technological change, competition from substitute products and larger companies, uncertainty in development and marketing of commercial products and services, and raising capital.

          The Company has not completed the development of its products and has suffered recurring losses of approximately $1,098,000 since inception. The Company has a working capital deficit as of June 30, 1998, and is dependent on raising additional capital to satisfy its ongoing capital needs and to continue the development of its products. Management continues to pursue additional funding arrangements; however, no assurance can be given that such financing will in fact be available to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          The accompanying financial statements reflect the application of the accounting policies as described below.

          (a)       Revenue Recognition

                    The Company recognized consulting revenue as services were rendered.

          (b)       Cash and Cash Equivalents

                    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          (c)       Concentrations of Credit Risk and Significant Customers

                    Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents with several financial institutions and its accounts receivable balances are all domestic. The Company received revenues of greater than 10% of total revenues for the years ended December 31, 1994 and 1995 and has amounts due to the Company of greater than 10% of accounts receivable as of December 31, 1995 as follows:


                                           Significant             Percentage of                  Percentage of
                                            Customers            Customer Revenues             Accounts Receivable
                                                                   A            B              A               B
           Years Ended December 31,
                     1997                       *                 *             -              *               -
                     1996                       *                 *             -              *               -
                     1995                       2                73%           27%             -               -
                     1994                       1               100%            -


                    * The Company had no  revenues in the year ended  December
                      31, 1996 and 1997 and had no accounts receivable at December 31, 1996 and 1997.

          (d)       Disclosure of Fair Value of Financial Instruments

                    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, account payable and notes payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments.

          (e)       Depreciation

                    The Company provides for depreciation through charges to operations using the straight-line method of depreciation over an estimated useful life of three years.

          (f)       Net Loss per Common Share

                    In March 1997,  the  Financial  Accounting  Standards  Board
                    (FASB) issued SFAS No. 128, Earnings per Share, which established new standards for calculating and presenting earnings per share. Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the year. Diluted net loss per common share is the same as basic net loss per share as the Company has no potentially dilutive common shares. The weighted average shares of EOSC are calculated based upon the exchange ratio of 336.83 shares of Curbstone for one share of EOSC as of December 18, 1997.

          (g)       Management Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (h)       Research and Development Costs

                    Research  and   development   costs  have  been  charged  to
                    operations as incurred.


(2)       NOTES PAYABLE

          During  1996,   the  Company   issued   $7,000  of  notes  payable  to
          individuals, of which $5,000 was to a member of the Board of Directors. These notes were paid in full in the first quarter of 1998. During 1997 the Company issued $41,900 convertible notes payable. These notes were converted into common stock on December 18, 1997 upon the consummation of the "Acquisition" In February 1998 the Company issued $300,000 note payable to a common stockholder. The note is payable on demand and bears interest at 7%.


(3)       INCOME TAXES

          For the period from inception (October 9, 1990) through December 18, 1997 (the date of the merger), the Company elected for federal and state income tax purposes to be treated as an S corporation. Under this election, the taxable income of the Company is reported by the stockholders of the Company on their personal tax returns. Accordingly, the accompanying statements of operations do not include a provision for federal or state income taxes.

(4)       STOCKHOLDERS' DEFICIT

          In 1990 and 1994, the Company issued a total of 8,800 shares of common stock to its founders. In July 1995, the Company issued 600 shares of stock to employees. In January 1996, the Company issued 1,625 shares of common stock resulting in net proceeds of $100,000. Additionally, the Company issued 21,475 shares of common stock to employees for services previously performed for the Company.


(5)       COMMITMENTS AND CONTINGENCIES

          The Company leased certain operating facilities, which expired in October 1996. In December 1997, the Company entered into a new operating facility lease, which expires in December 2000. The future minimum lease payments are as follows:

         For the year ended December 31,
                  1998                                  $    63,000
                  1999                                       64,600
                  2000                                       67,800
                                                        $   195,400


          Rent expense charged to operations for the year ended December 31, 1994, 1995 and 1996 was approximately $53,000, $82,000 and $66,000, respectively. There was no rent expense during 1997. In June 1998 the Company terminated the facilities lease agreement.


(6)       ACCRUED EXPENSES

          Accrued expenses in the accompanying balance sheets consist of the following at December 31, 1995, 1996 and 1997

                                          1995              1996      1997

          Payroll and payroll-related  $   58,637      222,326     $ 325,751
          Accrued consulting                5,000        5,000       100,000
          Other                            50,000       75,000         3,000
                                       $  113,637   $  302,326    $  428,751


(7)          SUBSEQUENT EVENTS

The Company is a defendant in an action commenced by the Securities and Exchange Commission (SEC) in the United States District Court for the Southern District of New York on March 13, 1998 captioned SEC v. Cavanaugh, et al. (the SEC Litigation). In the SEC Litigation, the SEC alleges that various defendants, including the Company, engaged in a pattern of conduct having the purpose and effect of manipulating the price of the common stock of the Company since December 1997 when Curbstone Acquisition Corporation (Curbstone), a public company having no operations, acquired WTS Transnational Corp. (WTS) and changed its name to Electro-Optical Systems Corporation. Those other defendants accused of manipulation include, inter alia, the former controlling shareholders of Curbstone; the former financial adviser of the Company, U.S. Milestone Corp., and affiliates who had arranged the acquisition of WTS by Curbstone; and William Levy, a lawyer for U.S. Milestone Corp. who formerly acted as lawyer for the Company. No officer, director or employee of the Company is named as a defendant. The complaint alleges violations of Sections 5 and 17 (a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all of the defendants, including the Company. The Court entered an ex parte temporary restraining order on March 13, 1998 that froze the assets of all of the defendants, including the Company, and enjoined the defendants from raising additional funds. In addition, trading of the Company's stock over the OTC bulletin board was frozen for ten days. The company plans to request reinstatement

After the commencement of a hearing on the SEC's motion for a preliminary injunction, on April 14, 1998, the SEC and the Company agreed to a stipulation entered as an order of the Court on April 15, 1998, pursuant to which: the SEC withdrew its motion for a preliminary injunction against the Company; (ii) the temporary restraining order against the Company was dissolved; (iii) the Company is free to expend existing funds on reasonably necessary business expenses, excepting payments of any deferred salary to management and any payment to any other defendant; and (iv) the Company will provide the SEC with a summary of its expenditures on a periodic basis.

The Company has no continuing association with any of the other defendants in the SEC Litigation who are alleged to have carried out the alleged manipulative scheme and expressly disassociates itself from the alleged conduct of such defendants. The former controlling shareholders of Curbstone no longer have a controlling position in the Company and have no influence over the Company's ongoing affairs. U.S. Milestone and its principals are no longer acting as financial advisers to the Company and have no influence over the Company's ongoing affairs, except to the extent that it claims to have an ownership interest in approximately 2.1 million shares of the Company's common stock. An additional 2,108,482 were purchased in a private transaction arranged by U S Milestones and 857,081 shares are held by business acquaintances of U S
Milestones received in connection with the reverse acquisition and related financing. Mr. Levy is no longer engaged as a counsel to the Company and has no influence over the Company's ongoing affairs, except to the extent that he owns 500,000 shares of the Company's common stock. None of the other defendants is an officer, director, employee or advisor to the Company.



The Company understands that the SEC's investigation of the matters alleged in the complaint in the SEC Litigation is ongoing. The Company intends to cooperate fully with this investigation

                          ELECTRO-OPTICAL SYSTEMS CORP.

                           CURBSTONE ACQUISITION CORP.



                               NOTES TO UNAUDITED
                         PRO FORMA FINANCIAL STATEMENTS


(XX)      BALANCE SHEET ADJUSTMENTS

          The adjustments to the balance sheet comprise the following:


Cash-
     Proceeds from issuance of 2,108,481 shares of common stock resulting
          in net proceeds of approximately $850,000        $   850,000


Common Stock-
     Reversal of EOSC no par value common stock      $  (100,309)
     Recording of par value ($.0001) of 15,488,120 shares issued to EOSC 1,549 Recording of par value ($.0001) from the issuance of 2,108,481 shares 211


                                                                  $   (98,549)

Additional paid-in capital-
     Elimination of Curbstone accumulated deficit                 $  (100,508)
     Recording of Curbstone additional paid in capital of newly issued
          shares   98,760
     Recording of additional paid in capital from the issuance of 2,108,481
          849,789

      $   848,041
Accumulated deficit-
     Elimination of Curbstone accumulated deficit             $   100,508




(C)       ADJUSTMENTS TO STATEMENTS OF OPERATIONS

          For purposes of computing pro forma net loss per share, the pro forma weighted average common shares of EOSC reflects (i) the conversion of shares of EOSC common stock into Curbstone Stock at a conversion ratio of 336.83 and (ii) the issuance of 2,108,481 shares of common stock.