Form 10-Q
period 1998-03-31
ELECTRO OPTICAL SYSTEMS CORP
filed 1999-02-01
CIK 846005

===============================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 1998

                         COMMISSION FILE NUMBER 0-28946

                          Electro-Optical Systems Corp.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                        75-2254748
         (STATE OF INCORPORATION)             (I.R.S. EMPLOYER
                                              IDENTIFICATION NO.)

                         36 Nason St., Maynard, Massachusetts, 01754
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                        (978) 461-1773
                     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      THERE WERE 21,084,821 SHARES OF OUTSTANDING COMMON STOCK OF THE REGISTRANT AS OF March 31, 1998.

TOTAL NUMBER OF PAGES: 16       EXHIBIT INDEX BEGINS ON PAGE 15

                          Electro-Optical Systems Corp
                                      Index

Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of March 31, 1998 and December 31, 1997

                  Condensed Statement of Operations for the three months ended March 31, 1998 and March 31, 1997

                  Condensed Statement of Cash Flows for the three months ended March 31, 1998

                  Notes to Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings

                  Item 6.           Exhibits and Reports on Form 8-K

===============================================================
                         PART 1 - FINANCIAL INFORMATION
===============================================================


                          Electro-Optical Systems Corp.
                             Condensed Balance Sheet
                             (Dollars in Thousands)


                                                       March 31,                  December 31,
Assets                                                   1998                      1997
Current Assets                                        (unaudited)               (unaudited)
                                                    ---------------          -----------------
                                                                                 >

   Cash                                                  $      151                $       455
Total Current Assets                                            151                        455
                                                    ---------------          -----------------
Property & Equipment
   Computer  & Office Eqpt                                       72                          8
   Accumulated Depreciation                                     (5)                          0
Total Property & Equipment                                       67                          8
                                                    ---------------          -----------------

   Deposit                                                       62                         20

Total Assets                                                    280                        483
                                                    ===============          =================
Liabilities & Stockholders' Equity
Liabilities
Current Liabilities
   Trade Payables                                               366                        268
   Accrued Liabilities                                          245                        328
   Notes Payable                                                300                          8
Total Current Liabilities                                       911                        604
                                                    ---------------          -----------------

Stockholders' Equity
Common Stock, $.001 par value
  Authorized - 250,000,000 and 250,000,000 shares
    as of March 31, 1998 and December 31, 1997,
    respectively
  Issued and Outstanding -
      21,084,821 shares as of September 30,
      1998 and December 31, 1997                                  2                          2
   Capital in excess of par value                               975                        975
   Accumulated Deficit                                      (1,098)                      (745)
   Net Loss                                                   (510)                      (353)
Total Stockholders' Equity                                    (631)                      (121)
                                                    ---------------          -----------------
Total Liabilities & Stockholders' Equity                 $      280                $       483
                                                    ===============          =================



                             See accompanying notes.

                          Electro-Optical Systems Corp.
                       Condensed Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)





                                                     Three Months Ended
                                                         March 31,

INCOME                                            1998               1997
                                            ----------------   ----------------
   Revenues                                  $             -    $             -
   Cost of Revenues                                        -                  -
   Gross Profit                                            -                  -
                                            ----------------   ----------------

OPERATING EXPENSES
   Research and Development                               97                  0
   Sales and Marketing                                    80                  0
   General and Administrative                            333                 25
   Total Operating Expenses                              510                 25

   Other Income (Expense)                                  0                  0
NET LOSS                                               (510)                (25)
                                             ================   ================

Basic and diluted loss per share               $       (0.02)     $       (0.00)

Weighted average number of
common shares outstanding                              21,085             15,488

                             See accompanying Notes

                          Electro-Optical Systems Corp.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)





                                                                      Three Months Ended
                                                                           March 31,

                                                                    1998              1997
                                                                -------------     -------------


Cash used in operating activities:
   Net Loss                                                       $     (510)       $      (25)
   Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                                              5                -
  Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Deposits                                                                (42)                -
 Increase (decrease) in liabilities:
  Trade Payables & Accrued liabilities                                     15                25
                                                                -------------     -------------
Total Adjustments                                                         (22)               25

Net cash used in operating activities                                   (532)                 -

Cash used in investing activities:
  Purchase of equipment                                                   (64)                -
                                                                -------------     -------------
Net cash used in investing activities                                     (64)                -

Cash provided by financing activities:
  Payments on debt                                                          (8)               -
  Borrowings                                                              300                 -
  Proceeds from issuance of common stock                                    -                 -
                                                                -------------     -------------
Net cash provided by financing activities                                 292                 -

Net increase (decrease) in cash                                         (304)                 -
                                                                -------------     -------------

Cash and equivalents at beginning of period                               455                 -

Cash and equivalents at end of period                              $      151        $        -
                                                                =============     =============

                             See accompanying notes

===============================================================
                                ELECTRO-OPTICAL SYSTEMS CORP.
===============================================================
                     NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual financial statements of Electro-Optical Systems CORP. (the "Company" or "EOSC"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying financial statements.

         The Company's condensed interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "SEC") on October 2, 1998.

          Certain other amounts in the 1997 financial statements and the notes thereto have been reclassified to conform with the 1998 presentation of such items.

2.       NET INCOME (LOSS) PER COMMON SHARE

         For the three month periods ended March 31, 1998 and 1997 basic and diluted loss per share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during these periods. There were no common stock equivalents.

3.       IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME, issued by the Financial Accounting Standards Board. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. For a discussion of certain risks associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS included in this quarterly report and in other reports, proxy and informational statements and other information of the Company filed with the SEC.

A.       RESULTS OF OPERATING ACTIVITIES

         For the three month period ended March 31, 1998, the Company incurred a net loss of approximately $510,000. This compares to a net loss of approximately $25,000 for the comparable period in 1997. The $485,000 increase in net loss for the three months ended March 31, 1998 was primarily due to an increase in research and development expenses of $97,000, an increase in sales and marketing expenses of $80,000, and increase in G&A expenses of $308,000.


REVENUE AND GROSS PROFIT

         For the three month periods ended March 31, 1998 and March 31, 1997, the Company reported no revenues.


OPERATING EXPENSES

         Total operating expenses for the three month period ended March 31, 1998 of $510,000 increased approximately $485,000 (1940%) from the same period in 1997. These increases were primarily due to increases in headcount associated with Sales and Marketing and G&A as well as outsourcing expenditures associated with research and development. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three month period ended March 31, 1998 as compared to the same period in 1997:

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



(Dollars in Thousands)                             Three Months Ended
                                                     March 31, 1998
                                                   Increase (Decrease)
                                         $                     %
                                         -----------------     -----------------
Research and Development                                97            N/A
Sales and Marketing                                     80            N/A
General and Administrative                             333           1332%
                                         -----------------     -----------------
                                                       510           2040%

SALES AND MARKETING - The increases in sales and marketing expenses were primarily due to the hiring of a Vice President of Sales and the Company's initial marketing and sales activities for its biometric identification technology.

         The Company expects that sales and marketing expenses will increase if sales of the Company's products increase.

PRODUCT DEVELOPMENT - The increases in product development expenses were primarily due to outsourcing of development activity for its proprietary biometric identification reader.

         The Company's product development efforts are focused on developing new products for the computer data security and access control system markets. The Company is developing biometric verification systems, based upon the Company's current technology, to meet computer data security requirements. The Company is also developing improvements to its core technology and the company plans to produce product improvements based on them. This development effort is being funded by private investment. There can be no assurance that the Company will be able to develop systems on a timely basis, if at all, or that if developed, the system will be commercially successful. See "Risk Factors - Uncertainty of Product Development."

        There is no assurance that the Company will be able to generate significant sales, or, if the Company is able to consummate significant sales, that such sales will be profitable.

         The Company expects to continue to incur product development costs as it develops additional products and enhances existing products.

GENERAL AND ADMINISTRATIVE - The increases in general and administrative expenses were primarily due to litigation costs, and to a lesser degree, increases in support personnel, legal and accounting fees, rental of office space in advance of product roll out and various other expenses.

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


         The Company expects certain general and administrative costs to increase once development of the Company's micro-reader is developed.
As discussed in "Risk Factors- Uncertainty of Product Development", there can be no assurances that the Company will be able to develop systems on a timely basis, if at all, or that if developed, the system will be commercially successful.


B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

          Cash  and  working  capital   (deficit)  as  of  March  31,  1998  was
approximately $151,000 and ($760,000), respectively, compared to approximately $455,000 and ($149,000), respectively, as of December 31, 1997. The decrease in the Company's cash as of March 31, 1998 compared to December 31, 1997 is primarily due to the payment of salaries and normal operating expenses as well as legal fees resulting from the SEC's enforcement action (see "Legal Proceedings").


DIVIDENDS

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future.


YEAR 2000 EXPOSURE

         The Company is currently working to resolve the potential impact of the year 2000 ("Y2K") problem on the processing of date-sensitive information by computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company has not fully completed its efforts to insure that the Y2K problem will not have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods.

          The Company has, to date, determined that all of the software that it has developed for sale to others is Y2K compliant. The Company does not utilize third party software in its product. However, the Company has not yet determined the

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


impact that a Y2K failure suffered by customers or other suppliers would have on the Company, and as such cannot state whether such a failure would have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. The Company has not developed a contingency plan for dealing with any such failures, and is currently evaluating the necessity of developing such a plan. Based on the information the Company has developed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods. The Company has limited resources and may not be able to devote the necessary resources to resolve remaining significant Y2K issues in a timely manner.


SUBSEQUENT TO MARCH 31, 1998

          The Company believes that its existing working capital will be insufficient to meet its expected working capital for 1998. The Company will require significant additional funds during 1999 to continue its operations. Accordingly, the Company is reviewing the options available to it to obtain additional financing.

         The options the Company is reviewing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital or other transaction would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

         There is a significant likelihood that additional funding will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to curtail or cease operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

C.       FACTORS THAT MAY AFFECT FUTURE RESULTS

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


         In addition to other information contained in this quarterly report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations are discussed below.

Need for Additional Funds. The Company believes that its existing working capital will be insufficient to meet its expected working capital needs through the remainder of 1998. Accordingly, the Company is reviewing the options available to it to obtain additional financing. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

Developing Market; Uncertainty of Market Acceptance. The market for the Company's products is characterized by rapid technological change and evolving industry requirements. The Company believes that its future success will depend in large part upon its ability to enhance its existing core technology and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. There can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

Limited Operating History, Accumulated Net Losses. From its commencement of business in 1990, the Company has been principally engaged in organizational development and marketing activities. The Company has an accumulated net loss of approximately $1,608,000 since inception through March 31, 1998, including a net loss of approximately $510,000 for the three months ended March 31, 1998. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

NASDAQ SmallCap Market Eligibility And Maintenance Requirements; Delisting of Securities From The NASDAQ SmallCap Market. EOSC was listed as a defendant in a stock manipulation lawsuit on March 13th, 1998. The Company was delisted from the NASDAQ SmallCap Market at that time. Subsequently a settlement was reached with the SEC on July 10, 1998. The Company plans to apply to have its stock relisted. If the Common Stock continues to be excluded from the SmallCap Market, it will adversely

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


affect the prices of such securities and the ability of holders to sell them. The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the SmallCap Market. Additional investment funding will be required to meet these Maintenance Requirements.

Significant Fluctuations and Unpredictability of Operating Results. The Company's success will depend upon its ability to enhance its existing products, and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

Lengthy Sales Cycle. The Company's sales efforts with certain existing and potential customers have extended over several years. Customers may initially purchase one or a few units for extensive testing and evaluation before making a decision regarding volume purchases and, in certain circumstances, the Company may provide a potential customer with a demonstration unit for beta testing and evaluation free of charge. Delays in anticipated purchase orders could have a material adverse effect on the Company's business and financial condition. See "Risk Factors-Significant Fluctuations and Unpredictability of Operating Results" and "Item 1. Business-Marketing and Sales."

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

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


Rapid Technological Change. The market for the Company's products is characterized by rapid technological change and evolving industry requirements. The Company believes that its future success will depend in large part upon its ability to enhance its existing core technology and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. There can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

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

Limited Protection of Intellectual Property Rights.   The
Company's success depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has pending one patent application in the United States. In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of the United States patent application. There can be no assurance that any of the Company's unallowed patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products and technology, or that the Company's current or future products, processes or technology will not be challenged under patents held by competitors or potential competitors. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          The Company is a defendant in an action commenced by the Securities and Exchange Commission ("SEC") in the United States District Court for the Southern District of New York on March 13, 1998 captioned SEC v. Cavanaugh, et al. (the "SEC Litigation"). In the SEC Litigation, the SEC alleges that various defendants, including the Company, engaged in a pattern of conduct having the purpose and effect of manipulating the price of the common stock of the Company since December 1997 when Curbstone Acquisition Corporation ("Curbstone"), a public company having no operations, acquired WTS Transnational Corp. ("WTS") and changed its name to Electro-Optical Systems Corp. Those other defendants accused of manipulation include, inter alia, the former controlling shareholders of Curbstone; the former financial adviser of the Company, U.S. Milestone Corp., and affiliates who had arranged the acquisition of WTS by Curbstone; and William Levy, a lawyer for U.S. Milestone Corp. who formerly acted as lawyer for the Company. No officer, director or employee of the Company is named as a defendant. The complaint alleges violations of Sections 5 and 17 (a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all of the defendants, including the Company. The Court entered an ex parte temporary restraining order on March 13, 1998 that froze the assets of all of the defendants, including the Company, and enjoined the defendants from raising additional funds. In addition, trading of the Company's stock over the OTC bulletin board was frozen for ten days. The company plans to request reinstatement.

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

          The Company has no continuing association with any of the other defendants in the SEC Litigation who are alleged to have carried out the alleged manipulative scheme and expressly disassociates itself from the alleged conduct of such defendants. The former controlling shareholders of Curbstone no longer have a controlling position in the Company and have no influence over the Company's ongoing affairs. U.S. Milestone and its principals are no longer acting as financial

                           PART II - OTHER INFORMATION


advisers to the Company and have no influence over the Company's ongoing affairs, except to the extent that it claims to have an ownership interest in approximately 2.1 million shares of the Company's common stock. An additional 2,108,482 were purchased in a private transaction arranged by U S Milestones and 857,081 shares are held by business acquaintances of U S Milestones received in connection with the reverse acquisition and related financing. Mr. Levy is no longer engaged as a counsel to the Company and has no influence over the Company's ongoing affairs, except to the extent that he owns 500,000 shares of the Company's common stock. None of the other defendants is an officer, director, employee or advisor to the Company. The President of the Company, Mr. Charles Weaver, has asserted his right against self-incrimination in response to questions raised by the SEC pertaining to the investion.

          The Company understands that the SEC's investigation of the matters alleged in the complaint in the SEC Litigation is ongoing. The Company intends to cooperate fully with this investigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

                EXHIBIT
                NUMBER
                ------
                  11      Computation of Earnings Per Share
                  27      Financial Data Schedule (Electronic filing only)

        (B)  REPORTS ON FORM 8-K.

                           On February 18, 1998,  the Company filed an amendment
to the Form 8-K filed on December 17, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ELECTRO-OPTICAL SYSTEMS CORP.



DATE:   January 29, 1999          BY: /S/ Charles Weaver
                                  -----------------------------
                                  Charles Weaver
                                  PRESIDENT and CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL OFFICER)

               EXHIBIT INDEX


EXHIBIT 11 - Computation of Earnings per Share

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)

                                   EXHIBIT 11


                                ELECTRO-OPTICAL SYSTEMS CORP.
                  CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                            (In thousands except per share amounts)

                                                     FOR THE THREE MONTHS
                                                         ENDED March 31
                                                    1998              1997
                                                    ------          ------
Weighted average shares of
  common stock outstanding                        21,085            15,488

Diluted shares outstanding (1)                    21,085            15,488

Net income(loss)                                  $ (125)           $  (25)

Net income(loss) attributable
 to common stockholders                           $  (125)          $  (25)
                                                  =======           =======
Basic and diluted
earnings(loss) per share(1)                       $ (0.01)          $ (0.0)
                                                  ======        ======


(1) The Company has no potentially dilutive securities.

K:\practice\MARCH10Q

Ex. 27
Financial Data Schedule

                                           ELECTRO-OPTICAL SYSTEMS CORP.

                                              FINANCIAL DATA SCHEDULE

ARTICLE                                                        5
RESTATED
MULTIPLE                                                      1,000
CURRENCY                                                      U.S. DOLLARS
PERIOD TYPE:                                                  YEAR
EXCHANGE RATE:                                                1
FISCAL YEAR END:                                              DEC- 31-1998
PERIOD START:                                                 JAN-1-1998
PERIOD END:                                                   MARCH-31-1998
CASH:                                                                  0
SECURITIES:                                                            0
RECEIVABLES:                                                           0
ALLOWANCES:                                                            0
INVENTORY:                                                             0
CURRENT ASSETS:                                                        0
PP&E:                                                                 72
DEPRECIATION:                                                       (17)
TOTAL ASSETS:                                                        280
CURRENT LIABILITIES:                                                 911
BONDS:                                                                 0
PREFERRED MANDATORY:                                                   0
PREFERRED:                                                             0
COMMON:                                                            2,109
OTHER SE:                                                              0
TOTAL LIABILITY AND EQUITY:                                          280
SALES:                                                                 0
TOTAL REVENUES:                                                        0
CGS:                                                                   0
TOTAL COSTS:                                                         570
OTHER EXPENSES:                                                        0
LOSS PROVISION:                                                        0
INTEREST EXPENSE:                                                      0
INCOME PRETAX:                                                         0
INCOME CONTINUING:                                                     0
DISCONTINUED:                                                          0
EXTRAORDINARY:                                                         0
CHANGES:                                                               0
NET INCOME:                                                        (570)
EPS PRIMARY:                                                      (.012)
EPS DILUTED:                                                      (.012)

HWD:  387164-1