Form 10-Q
period 1998-06-30
ELECTRO OPTICAL SYSTEMS CORP
filed 1999-02-01
CIK 846005

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

      THERE WERE 21,084,821 SHARES OF OUTSTANDING COMMON STOCK OF THE REGISTRANT AS OF June 30, 1998.

TOTAL NUMBER OF PAGES: 15                      EXHIBIT INDEX BEGINS ON PAGE 14
================================================================================

                                                  Electro-Optical Systems Corp
                                                             Index

Part I.   Financial Information

          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheet as of June 30, 1998 and December 31, 1997

                   Condensed Statement of Operations for the three months ended and six months ended June 30, 1998 and June 30, 1997

                   Condensed Statement of Cash Flows for the three months ended and six months ended June 30, 1998 and June 30, 1997

                   Notes to Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II.          OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 6.   Exhibits and Reports on Form 8-K

===============================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================



                                                 Electro-Optical Systems Corp.
                                                    Condensed balance Sheet
                                                     (Dollars in Thousands)



                                                         June 30,                    December 31,
Assets                                                     1998                          1997
Current Assets                                          (unaudited)                  (unaudited)
                                                    -------------------          --------------------

  Cash                                               $                7         $                 455
Total Current Assets                                                  7                           455
                                                    -------------------          --------------------
Property & Equipment
      Computer Equipment & Office Eqpt                               72                             8
      Accumulated Depreciation                                     (11)                             0
Total Property & Equipment                                           61                             8
                                                    -------------------          --------------------

   Deposit                                                           51                            20

Total Assets                                                        119                           483
                                                    ===================          ====================
Liabilities & Stockholders' Equity
Liabilities
Current Liabilities
   Trade Payables                                                   391                           268
   Accrued Liabilities                                              329                           328
   Notes Payable                                                    300                             8
Total Current Liabilities                                         1,020                           604
                                                    -------------------          --------------------

Stockholders' Equity
Common Stock, $.001 par value
   Authorized  -  250,000,000  and  250,000,000  shares as of June 30,  1998 and
 December 31, 1997, respectively

   Issued and Outstanding -
      21,084,821 shares as of June 30,
      1998 and December 31, 1997                                      2                             2
   Capital in excess of par value                                   975                           975
   Accumulated Deficit                                          (1,098)                         (745)
   Net Loss                                                       (780)                         (353)
Total Stockholders' Equity                                        (901)                         (121)
                                                    -------------------          --------------------
Total Liabilities & Stockholders' Equity           $                119         $                 483
                                                    ===================          ====================

                             See accompanying notes.





                          Electro-Optical Systems Corp.
                        Condensed Statement of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months Ended                Six months Ended

                                                      June 30,                           June 30,

INCOME                                         1998              1997              1998                1997
                                         ----------------  ----------------   -------------- --------------

   Revenues                               $             -   $             -    $             -$            -
   Cost of Revenues                                     -                 -                  -             -
   Gross Profit                                         -                 -                  -             -
                                         ----------------  ----------------   -------------- --------------

OPERATING EXPENSES
   Research and Development                            26                 0              122              0
   Sales and Marketing                                 40                 0              121              0
   General and Administrative                         198                25              531             50
   Total Operating Expenses                           264                25              774             50

   Other Income (Expense)                             (6)                 0              (6)              0
NET LOSS                                            (270)               (25)           (780)            (50)
                                         ================  ================   ============== ==============

Basic and diluted loss per share           $       (0.01)    $       (0.00)    $       (0.04) $       (0.00)

Weighted average number of
common shares outstanding                          21,085            15,488           21,085         15,488


                             See accompanying notes

                          Electro-Optical Systems Corp.
                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                      Three Months Ended                   Six Months Ended


                                                                            June 30,                            June 30,

                                                                    1998              1997               1998                1997

                                                               -------------     -------------      -------------       -----------

Cash used in operating activities:
   Net Loss                                                        $ (270)            $ (25)            $ (780)             $ (50)
   Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                                       6                 -                  11                  -
  Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Deposits                                                            11                -                 (31)                 -
 Increase (decrease) in liabilities:
  Trade Payables & Accrued liabilities                               109                13                125                 38
                                                                -------------     -------------      -------------       -----------
Total Adjustments                                                    126                13                105                 38

Net cash used in operating activities                               (144)              (12)              (675)               (12)

Cash used in investing activities:
  Purchase of equipment                                               -                 -                 (64)                 -
                                                                -------------     -------------      -------------       -----------
Net cash used in investing activities                                 -                 -                 (64)                 -

Cash provided by financing activities:
  Payments on debt                                                    -                 -                 (8)                  -
  Borrowings                                                          -                 12                300                 12
  Proceeds from issuance of common stock                              -                 -                  -                   -
                                                                -------------     -------------      -------------       -----------
Net cash provided by financing activities                             -                 12                292                 12

Net increase (decrease) in cash                                     (144)               -                (447)                 -
                                                                -------------     -------------      -------------       -----------

Cash and equivalents at beginning of period                          151                -                 454                  -

Cash and equivalents at end of period                                $ 7               $ -                $ 7                 $ -
                                                                =============     =============      =============       ===========

                             See accompanying notes

================================================================================
                           ELECTRO-OPTICAL SYSTEMS CORP.
================================================================================
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

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

2.       NET INCOME (LOSS) PER COMMON SHARE

         For the three and six month periods ended June 30, 1998 and 1997 basic and diluted loss per share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during these periods. There were no common stock equivalents.

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


A.       RESULTS OF OPERATING ACTIVITIES

         For the three and nine month periods ended September 30, 1998, the Company incurred net losses of approximately $125,000 and $904,000, respectively. This compares to net losses of approximately $25,000 and $75,000, respectively, for the comparable periods in 1997. The third quarter increase in net loss of approximately $100,000 was primarily due to an increase in G&A headcount. The $829,000 increase in net loss for the nine months ended September 30, 1998 was primarily due to an increase in research and development expenses of $122,000, an increase in sales and marketing expenses of $127,000, and increase in G&A expenses of $569,000.


REVENUE AND GROSS PROFIT

         For the three and nine month periods ended June 30, 1998 and June 30, 1997, the Company reported no revenues.


OPERATING EXPENSES

         Total operating expenses for the three and nine month periods ended June 30, 1998 of $223,000 and $774,000, respectively, increased approximately $239,000 (956%) and $724,000 (1,448%) from the same periods in 1997. These increases were primarily due to increases in headcount associated with Sales and Marketing and G&A as well as outsourcing expenditures associated with research and development. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997:





                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



(Dollars in Thousands)                             Three Months Ended                             Six Months Ended
                                                      June 30, 1998                                June 30, 1998
                                                   Increase (Decrease)                          Increase (Decrease)
                                                 $                     %                      $                     %
                                         -----------------     -----------------       ----------------      ----------------

Research and Development                                26            N/A                           122            N/A
Sales and Marketing                                     40            N/A                           121            N/A
General and Administrative                             173           956%                           481            962
                                         -----------------     -----------------       ----------------      ----------------
                                                       239           956%                           724            1448


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

The Company expects certain general and administrative costs to increase once development of the Company's micro-reader is developed. As discussed in Risk Factors- Uncertainty of Product Development, there can be no assurances that the Company will be able to develop systems on a timely basis, if at all, or that if developed, the system will be commercially successful.


                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash  and  working   capital   (deficit)  as  of  June  30,  1998  were
approximately $7,000 and ($1,013,000), respectively, compared to approximately $455,000 and ($149,000), respectively, as of December 31, 1997. The decrease in the Company's cash as of June 30, 1998 compared to December 31, 1997 is primarily due to the payment of salaries and normal operating expenses as well as legal fees resulting from the SEC's enforcement action (see legal Proceedings).

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

         The Company has, to date, determined that (i) all of the software that it has developed for sale to others is Y2K compliant and (ii) all of the developers of other software that it has acquired for use in its business have publicly stated that their products are also Y2K compliant. However, the Company has not yet determined the impact that a Y2K failure suffered by customers or other suppliers would have on the Company, and as such, cannot state whether such a failure would have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. The Company has not developed a contingency plan for dealing with any such failures, and is currently evaluating the necessity of developing such a plan. Based on the information the Company has developed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods. The Company has limited resources and may not be able to devote the necessary resources to resolve remaining significant Y2K issues in a timely manner.



                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


SUBSEQUENT TO JUNE 30, 1998

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

Uncertainty of SEC Investigation No operations,  lack of financing.  The Company has not had operations since March 13, 1998, due to a temporary restraining order obtained against the Company by the SEC as part of its investigation of the Company and its former directors and officers. Although the order was eventually lifted as part of a settlement with the SEC, the Company has not been able to recommence operations because of a lack of financing. The Company had been negotiating additional financing with U.S. Milestone prior to the commencement of the SEC Litigation. In light of the circumstances, however, such funding is expected to be unavailable. While exploring alternative financing sources, the Company has had difficulty obtaining financing due to uncertainty created by the ongoing SEC litigation. If the Company is unable to secure adequate financing, the Company's ability to complete the development of its proposed product and to manufacture the product for distribution in the commercial market is extremely doubtful.

Need for Additional Funds. The Company believes that its existing working capital will be insufficient to meet its expected working capital needs through the remainder of 1998. Accordingly, the Company is reviewing the options available to it to obtain

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


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

Limited Operating History, Accumulated Net Losses. From its commencement of business in 1990, the Company has been principally engaged in organizational, development and marketing activities. The Company has an accumulated net loss of approximately $2,002,000 since inception through September 30, 1998, including a net loss of approximately $904,000 for the nine months ended September 30, 1998. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

NASDAQ SmallCap Market Eligibility And Maintenance Requirements; Delisting of Securities From The NASDAQ SmallCap Market. EOSC was listed as a defendant in a stock manipulation lawsuit on March 13th, 1998. The Company was delisted from the NASDAQ SmallCap Market at that time. Subsequently a settlement was reached with the SEC on July 10, 1998. The Company plans to apply to have its stock relisted. If the Common Stock continues to be excluded from the SmallCap Market, it will adversely affect the prices of such securities and the ability of holders to sell them. The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the SmallCap Market. Additional investment funding will be required to meet these Maintenance Requirements.

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


                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


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

Limited  Protection of  Intellectual  Property  Rights.  The  Company's  success depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has pending one patent application in the United States. In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of the United States patent application. There can be no assurance that any of the Company's unallowed patent applications will be granted, that any patent or patent application will provide
                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


significant protection for the Company's products and technology, or that the Company's current or future products, processes or technology will not be challenged under patents held by competitors or potential competitors. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

Concentration of Ownership; Control by Management. As of June 30, 1998, the Company's executive officers, directors and their affiliates and members of their immediate families beneficially owned approximately 57% of the outstanding shares of Common Stock, excluding shares issuable upon exercise of options and warrants. As a result, these stockholders, if acting together, will be able to exert substantial influence over actions requiring stockholder approval, including the election of directors, amendments to the Company's Restated
Certificate of Incorporation, mergers, sales of assets or other business acquisitions or dispositions.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                 The Company is a defendant in an action commenced by the Securities and Exchange Commission (SEC) in the United States District Court for the Southern District of New York on March 13, 1998 captioned SEC v. Cavanaugh, et al. (the SEC Litigation). In the SEC Litigation, the SEC alleges that various defendants, including the Company, engaged in a pattern of conduct having the purpose and effect of manipulating the price of the common stock of the Company since December 1997 when Curbstone Acquisition Corporation (Curbstone), a public company having no operations, acquired WTS Transnational Corp. (iWTSi) and changed its name to Electro-Optical Systems Corp. Those other defendants accused of manipulation include, inter alia, the former controlling shareholders of Curbstone; the former financial adviser of the Company, U.S. Milestone Corp., and affiliates who had arranged the acquisition of WTS by Curbstone; and William Levy, a lawyer for U.S. Milestone Corp. who formerly acted as lawyer for the Company. No officer, director or employee of the Company is named as a defendant. The complaint alleges violations of Sections 5 and 17 (a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all of the defendants, including the Company. The Court entered an ex parte temporary restraining order on March 13, 1998 that froze the assets of all of the defendants, including the Company, and enjoined the defendants from raising additional funds. In addition, trading of the Company's stock over the OTC bulletin board was frozen for ten days. The company plans to request reinstatement.

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

           The Company has no continuing association with any of the other defendants in the SEC Litigation who are alleged to have carried out the alleged manipulative scheme and expressly disassociates itself from the alleged conduct of such defendants. The former controlling shareholders of Curbstone no longer have a controlling position in the Company and have no influence over the Company's ongoing affairs. U.S. Milestone and its principals are no longer acting as financial advisers to the Company and have no influence over the Company's ongoing affairs, except to the extent that it claims to have an ownership interest in approximately 2.1 million shares of the Company's common stock. An additional 2,108,482 were purchased in a private transaction arranged by U S Milestones and 857,081 shares are held by business acquaintances of U S Milestones received in connection with the reverse acquisition and related financing. Mr. Levy is no longer engaged as a counsel to the Company and has no influence over the Company's ongoing affairs, except to the extent that he owns 500,000 shares of the Company's common stock. None of the other defendants is an officer, director, employee or advisor to the Company. Mr. Charles Weaver, the President of the Company, has asserted his right against self-incrimination in response to questions raised by the SEC pertaining to its investigation.

The Company understands that the Sec's investigation of the matters alleged in the complaint in the SEC Litigation is ongoing. The Company intends to cooperate fully with this investigation.


                                                  PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

                EXHIBIT
                NUMBER
                ------
                  11      Computation of Earnings Per Share
                  27      Financial Data Schedule (Electronic filing only)

        (B)  REPORTS ON FORM 8-K

                  A report on Form 8-K was filed May 13, 1998, reporting a suit against the Company commenced by the Securities and Exchange Commission on March 17, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ELECTRO-OPTICAL SYSTEMS CORP.



DATE:   ________________, 1998                    BY: /S/ Charles Weaver
                                                  -----------------------------
                                                  Charles Weaver
                                                  PRESIDENT and CHIEF FINANCIAL
                                                  OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX


EXHIBIT 11 - Computation of Earnings per Share

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)





                                   EXHIBIT 11


                           ELECTRO-OPTICAL SYSTEMS CORP.
           CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                     (In thousands except per share amounts)

                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                    ENDED JUNE 30,             ENDED JUNE 30,
                                     1998       1997            1998     1997
                                    ------     ------          ------   ------
Weighted average shares of
  common stock outstanding          21,085    15,488          21,085    15,488

Diluted shares outstanding (1)      21,085    15,488          21,085    15,488

Net income(loss)                   $  (270) $ (   25)       $ (2,002)  $(   50)

Net income(loss) attributable
 to common stockholders            $  (270) $ (   25)       $   (780)  $(   50)
                                    =======   =======         =======   =======
Basic and diluted
earnings(loss) per share(1)        $ (0.01) $  (0.0)        $  (0.04)   $ (0.0)
                                    =======   =======         =======   =======


(1) The Company has no potentially dilutive securities.



Ex. 27
Financial Data Schedule

                                           ELECTRO-OPTICAL SYSTEMS CORP.

                                              FINANCIAL DATA SCHEDULE

ARTICLE                                                       5
RESTATED
MULTIPLE                                                      1,000
CURRENCY                                                      U.S. DOLLARS
PERIOD TYPE:                                                  YEAR
EXCHANGE RATE:                                                1
FISCAL YEAR END:                                              DEC- 31-1998
PERIOD START:                                                 APRIL-1-1998
PERIOD END:                                                   JUNE-30-1998
CASH:                                                                   0
SECURITIES:                                                             0
RECEIVABLES:                                                            0
ALLOWANCES:                                                             0
INVENTORY:                                                              0
CURRENT ASSETS:                                                         7
PP&E:                                                                  72
DEPRECIATION:                                                        (11)
TOTAL ASSETS:                                                         119
CURRENT LIABILITIES:                                                1,020
BONDS:                                                                  0
PREFERRED MANDATORY:                                                    0
PREFERRED:                                                              0
COMMON:                                                            2,109
OTHER SE:                                                               0
TOTAL LIABILITY AND EQUITY:                                           119
SALES:                                                                  0
TOTAL REVENUES:                                                         0
CGS:                                                                    0
TOTAL COSTS:                                                          270
OTHER EXPENSES:                                                         0
LOSS PROVISION:                                                         0
INTEREST EXPENSE:                                                       0
INCOME PRETAX:                                                          0
INCOME CONTINUING:                                                      0
DISCONTINUED:                                                           0
EXTRAORDINARY:                                                          0
CHANGES:                                                                0
NET INCOME:                                                         (270)
EPS PRIMARY:                                                        (.01)
EPS DILUTED:                                                        (.01)


HWD:  387162-1