Form 10-Q
period 1998-09-30
ELECTRO OPTICAL SYSTEMS CORP
filed 1999-02-01
CIK 846005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-28946

                           Electro-Optical Systems Corp.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                           5-2254748
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

      THERE WERE 21,084,821 SHARES OF OUTSTANDING COMMON STOCK OF THE REGISTRANT AS OF September 30, 1998.

TOTAL NUMBER OF PAGES: 15                       EXHIBIT INDEX BEGINS ON PAGE 14

                          Electro-Optical Systems Corp
                                      Index

Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of September 30, 1998 and December 31, 1997

                  Condensed Statement of Operations for the three months ended and the nine months ended September 30, 1998 and September 30, 1997

                  Condensed Statement of Cash Flows for the three months ended and nine months ended September 30, 1998 and September 30, 1997

                  Notes to Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

                          Electro-Optical Systems Corp.
                             Condensed Balance Sheet
                             (Dollars in thousands)

                                                                       September 30,                December 31,
Assets                                                                       1998                       1997
Current Assets                                                            (unaudited)               (unaudited)

   Cash                                                                   $             -             $         455

Total Current Assets                                                                    -                       455

Property & Equipment
   Computer Equipment & Office Eqpt                                                    72                         8
   Accumulated Depreciation                                                          (17)                         -

Total Property & Equipment                                                             55                         8


   Deposit                                                                             51                        20

Total Assets                                                                          106                       483

Liabilities & Stockholders' Equity
Liabilities
Current Liabilities
   Trade Payables                                                                     414                       268
   Accrued Liabilities                                                                417                       328
   Notes Payable                                                                      300                         8

Total Current Liabilities                                                           1,131                       604


Stockholders' Equity
Common Stock, $.001 par value
   Authorized - 250,000,000 and 250,000,000 shares
       as of September 30, 1998 and December 31, 1997,
      respectively
   Issued and Outstanding -
      21,084,821 shares as of September 30,
      1998 and December 31, 1997                                                        2                         2
   Capital in excess of par value                                                     975                       975
   Accumulated Deficit                                                            (1,098)                     (745)
   Net Loss                                                                         (904)                     (353)

Total Stockholders' Equity                                                        (1,025)                     (121)

Total Liabilities & Stockholders' Equity                                    $         106            $          483


                             See accompanying notes.

                          Electro-Optical Systems Corp.
                       Condensed Statements of Operations
                                   (Unaudited)
                     (In thousands, except per share value)



                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
INCOME                                         1998            1997            1998              1997
                                          ---------------- --------------  --------------   ---------------

   Revenues                                      $   -        $  -             $  -            $  -

   Cost of Revenues                                  -           -                -               -
                                          ---------------- --------------  --------------   ---------------
   Gross Profit                                      -           -                -               -
                                          ---------------- --------------  --------------   ---------------

OPERATING EXPENSES
   Research and                                         0              0             122                 0
Development
   Sales and Marketing                                  7              0             127                 0
   General and                                        113             25             644                75
Administrative
                                          ---------------- --------------  --------------   ---------------
   Total Operating                                    120             25             893                75
Expenses

   Other Income                                       (5)              0            (11)                 0
(Expense)
                                          ================ ==============  ==============   ===============
NET LOSS                                         $   (125)    $      (25)       $  (904)        $      (75)
Basic and diluted loss                      $      (0.01)     $   (0.00)     $    (0.04)     $      (0.00)
per share

Weighted average number
of
common shares                                      21,085         15,488          21,085            15,488
outstanding

                             See accompanying notes.

                          Electro-Optical Systems Corp.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30
                                                           1998           1997            1998           1997
                                                       -------------   ------------    -----------   -------------
Cash used in operating activities:
   Net Loss                                             $     (125)     $   (25)         $  (904)     $    (75)

   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                                  6             -              17             -
  Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Deposits                                                       -             -             (31)            -
 Increase (decrease) in liabilities:
  Trade Payables & Accrued liabilities                          112           (6)             236            32
Total Adjustments                                               118            (6)            222            32


Net cash used in operating activities                           (7)           (31)           (682)          (43)


Cash used in investing activities:
  Purchase of equipment
                                                                  -              -           (64)               -
                                                       -------------   ------------    -----------   -------------
Net cash used in investing activities
                                                                  -              -           (64)               -

Cash provided by financing activities:
  Payments on debt
                                                                  -              -            (8)               -
  Borrowings                                                      -             31            300              43

  Proceeds from issuance of common stock                          -              -              -               -
                                                       -------------   ------------    -----------   -------------
Net cash provided by financing activities                         -             31             292              43
Net increase (decrease) in cash                                  (7)             -           (454)               -
Cash and equivalents at beginning of period                       7              -             454               -
                                                       =============   ============    ===========   =============
Cash and equivalents at end of period                       $     -       $      -         $     -    $          -
                                                       =============   ============    ===========   =============

                             See accompanying notes.

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

2.       NET INCOME (LOSS) PER COMMON SHARE

         For the three and nine month periods ended September 30, 1998 and 1997 basic and diluted loss per share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during these periods. There were no common stock equivalents.

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


REVENUE AND GROSS PROFIT

         For the three and nine month periods ended September 30, 1998 and September 30, 1997, the Company reported no revenues.


OPERATING EXPENSES

         Total operating expenses for the three and nine month periods ended September 30, 1998 of $120,000 and $893,000, respectively, increased approximately $95,000 (380%) and $818,000 (1,091%) from the same periods in 1997. These increases were primarily due to increases in headcount associated with Sales and Marketing and G&A as well as outsourcing expenditures associated with research and development. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997:

                          ELECTRO-OPTICAL SYSTEMS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


(Dollars in Thousands)                             Three Months Ended                           Six Months Ended
                                                   September 30, 1998                          September 30, 1998
                                                  Increase (Decrease)                          Increase (Decrease)
                                          $                    %                      $                    %
                                          ----------------     ----------------       ----------------     -----------------

Research and Development                                0            N/A                          122            N/A
Sales and Marketing                                     7            N/A                          127            N/A
General and Administrative                             88           352%                          569            759%
                                          ----------------     ----------------       ----------------     -----------------
                                                       95           380%                          818           1091%


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

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                  Cash and working capital (deficit) as of September 30, 1998 were approximately $0 and ($1,131,000), respectively, compared to approximately $455,000 and ($149,000), respectively, as of December 31, 1997. The decrease in the Company's cash as of September 30, 1998 compared to December 31, 1997 is primarily due to the payment of salaries and normal operating expenses as well as legal fees resulting from the SEC's enforcement action (see "Legal Proceedings").


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

         The Company has, to date, determined that (i) all of the software that it has developed for sale to others is Y2K compliant and (ii) all of the developers of other software that it has acquired for use in its business have publicly stated that their products are also Y2K compliant. However, the Company has not yet determined the impact that a Y2K failure suffered by customers or other suppliers would have on the Company, and as such, cannot state whether such a failure would have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. The Company has not developed a contingency plan for dealing with any such failures, and is currently evaluating the necessity of developing such a plan. Based on the information the Company has developed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods. The Company has limited resources and may not be able to devote the resources necessary to resolve remaining significant Y2K issues in a timely manner.

SUBSEQUENT TO SEPTEMBER 30, 1998

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

         The Company believes that its existing working capital will be insufficient to meet its expected working capital for 1999. The Company will require significant additional funds during 1999 to continue its operations. Accordingly, the Company is reviewing the options available to it to obtain additional financing.

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

Need for Additional Funds. The Company believes that its existing working c apital will be insufficient to meet its expected working capital needs through the remainder of 1998. Accordingly, the Company is reviewing the options

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


available to it to obtain additional financing. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

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

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


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

                          ELECTRO-OPTICAL SYSTEMS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


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

Concentration of Ownership; Control by Management. As of September 30, 1998, the Company's executive officers, directors and their affiliates and members of their immediate families beneficially owned approximately 57% of the outstanding shares of Common Stock, excluding shares issuable upon exercise of options and warrants. As a result, these stockholders, if acting together, will be able to exert substantial influence over actions requiring stockholder approval, including the election of directors, amendments to the Company's Restated
Certificate of Incorporation, mergers, sales of assets or other business acquisitions or dispositions.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          In its Annual Report on Form 10-K, filed October 2, 1998, the Company disclosed the action commenced by the Securities and Exchange Commission. No further developments have occurred in the action during the period reported hereunder. The Company is a defendant in an action commenced by the Securities and Exchange Commission ("SEC") in the United States District Court for the Southern District of New York on March 13, 1998 captioned SEC v. Cavanaugh, et al. (the "SEC Litigation"). In the SEC Litigation, the SEC alleges that various defendants, including the Company, engaged in a pattern of conduct having the purpose and effect of manipulating the price of the common stock of the Company since December 1997 when Curbstone Acquisition Corporation ("Curbstone"), a public company having no operations, acquired WTS Transnational Corp. ("WTS") and changed its name to Electro-Optical Systems Corp. Those other defendants accused of manipulation include, inter alia, the former controlling shareholders of Curbstone; the former financial adviser of the Company, U.S. Milestone Corp., and affiliates who had arranged the acquisition of WTS by Curbstone; and William Levy, a lawyer for U.S. Milestone Corp. who formerly acted as lawyer for the Company. No officer, director or employee of the Company is named as a defendant. The complaint alleges violations of Sections 5 and 17 (a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all of the defendants, including the Company. The Court entered an ex parte temporary restraining order on March 13, 1998 that froze the assets of all of the defendants, including the Company, and enjoined the defendants from raising additional funds. In addition, trading of the Company's stock over the OTC bulletin board was frozen for ten days. The Company plans to request reinstatement.

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

           The Company has no continuing association with any of the other defendants in the SEC Litigation who are alleged to have carried out the alleged manipulative scheme and expressly disassociates itself from the alleged conduct of such defendants. The former controlling shareholders of Curbstone no longer have a controlling position in the Company and have no influence over the Company's ongoing affairs. U.S. Milestone and its principals are no longer acting as financial advisers to the Company and have no influence over the Company's ongoing affairs, except to the extent that it claims to have an ownership interest in approximately 2.1 million shares of the Company's common stock. An additional 2,108,482 were purchased in a private transaction arranged by U S Milestones and 857,081 shares are held by business acquaintances of U S Milestones received in connection with the reverse acquisition and related financing. Mr. Levy is no longer engaged as a counsel to the Company and has no influence over the Company's ongoing affairs, except to the extent that he owns

                                     PART II
                                OTHER INFORMATION


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

                                  EXHIBIT INDEX


EXHIBIT 11 - Computation of Earnings per Share
EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)

                                   EXHIBIT 11


                           ELECTRO-OPTICAL SYSTEMS CORP.
           CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                     (In thousands except per share amounts)


                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                     1998       1997            1998     1997
                                    ------     ------          ------   ------


Weighted average shares of
  common stock outstanding          21,085    15,488          21,085    15,488

Diluted shares outstanding (1)      21,085    15,488          21,085    15,488

Net income(loss)                   $  (125) $ (   25)       $   (904)   $(  75)

Net income(loss) attributable
 to common stockholders            $  (125) $ (   25)       $   (904)  $(   75)
                                    =======   =======         =======   =======
Basic and diluted
earnings(loss) per share(1)        $ (0.01) $  (0.0)        $  (0.04)   $ (0.0)
                                    =======   =======         =======   =======


(1) The Company has no potentially dilutive securities.

K:\practice\Sept10q


Ex. 27
Financial Data Schedule

                          ELECTRO-OPTICAL SYSTEMS CORP.

                             FINANCIAL DATA SCHEDULE

ARTICLE                                                       5
RESTATED
MULTIPLE                                                      1,000
CURRENCY                                                      U.S. DOLLARS
PERIOD TYPE:                                                  QUARTER
EXCHANGE RATE:                                                1
FISCAL YEAR END:                                              DEC- 31-1998
PERIOD START:                                                 JUNE-1-1998
PERIOD END:                                                   SEPT-30-1998
CASH:                                                                 0
SECURITIES:                                                           0
RECEIVABLES:                                                          0
ALLOWANCES:                                                           0
INVENTORY:                                                            0
CURRENT ASSETS:                                                       0
PP&E:                                                                55
DEPRECIATION:                                                      (17)
TOTAL ASSETS:                                                       106
CURRENT LIABILITIES:                                              1,131
BONDS:                                                                0
PREFERRED MANDATORY:                                                  0
PREFERRED:                                                            0
COMMON:                                                           2,109
OTHER SE:                                                             0
TOTAL LIABILITY AND EQUITY:                                         106
SALES:                                                                0
TOTAL REVENUES:                                                       0
CGS:                                                                  0
TOTAL COSTS:                                                        120
OTHER EXPENSES:                                                       5
LOSS PROVISION:                                                       0
INTEREST EXPENSE:                                                     0
INCOME PRETAX:                                                        0
INCOME CONTINUING:                                                    0
DISCONTINUED:                                                         0
EXTRAORDINARY:                                                        0
CHANGES:                                                              0
NET INCOME:                                                       (125)
EPS PRIMARY:                                                       (.01)
EPS DILUTED:                                                       (.01)


HWD:  387161-1